Form 10-Q
period 2000-06-30
UNITREND INC
filed 2000-09-06
CIK 1035066

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

                             COMMISSION FILE NUMBER:

                                 UNITREND, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                             34-1904923
 (State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                           identification number)


                             4665 West Bancroft St.
                               Toledo, Ohio 43615
          (Address of principal executive offices, including zip code)


                                 (419) 536-2090
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Number of shares of registrant's common stock outstanding as of June 30, 2000:
69,383,580
================================================================================

                          UNITREND, INC. AND SUBSIDIARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                            PAGE

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2000 and
           December 31, 1999..............................................    3

           Condensed Consolidated Statements of Operations for the three
           and six months ended June 30, 2000 and 1999....................    4

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2000 and 1999............................    5

           Consolidated Statements of Stockholders' Equity (Deficit) for
           the years ended December 31, 1999, 1998 and for the six months
           ended June 30, 2000............................................    6

           Notes to Condensed Consolidated Financial Statements...........   7-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  8-11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   11

Item 2.    Changes In Securities And Use Of Proceeds......................   11

Item 3.    Defaults Upon Senior Securities................................   11

Item 4.    Submission Of Matters To A Vote Of Security Holders............   11

Item 5.    Other Information.............................................. 11-14

Item 6.    Exhibit........................................................   15

           Signatures.....................................................   16


This Quarterly Report on Form 10-Q is for the three months ended June 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Part I.                    Financial Information
Item I.                    Condensed Consolidated Financial Statements

                                       UNITREND, INC AND SUBSIDIARY
                                      (Development Stage Companies)
                                       CONSOLIDATED BALANCE SHEETS

                                     ASSETS                              Unaudited               Audited
                                                                      June 30, 2000         December 31, 1999
                                                                      --------------        -----------------
CURRENT ASSETS
     Cash                                                              $      1,563            $      8,779
     Current portion of notes receivable                                     22,458                  22,458
     Prepaid Expenses                                                          --                    19,830
                                                                       ------------            ------------
             Total current assets                                            24,021                  51,067
                                                                       ------------            ------------



PROPERTY AND EQUIPMENT, at cost
     Land                                                                    67,485                  67,485
     Building and improvements                                              376,385                 376,385
     Furniture and fixtures                                                  82,395                  72,295
     Computer equipment                                                     151,062                 125,054
     Computer software                                                       46,719                  45,328
     Automobiles                                                             15,937                  15,937
     Tooling and dies under construction                                  1,449,429               1,429,429
                                                                       ------------            ------------
                                                                          2,189,412               2,131,913
     Less accumulated depreciation                                         (217,883)               (198,879)
                                                                       ------------            ------------
             Net property and equipment                                   1,971,529               1,933,034
                                                                       ------------            ------------



OTHER ASSETS
     Patent licensing costs, net of accumulated amortization                 29,857                  30,790
     Loan costs, net of accumulated amortization                              3,269                   3,813
     Notes Receivable                                                        11,956                  11,550
                                                                       ------------            ------------
             Total other assets                                              45,082                  46,153
                                                                       ------------            ------------



             TOTAL ASSETS                                              $  2,040,632            $  2,030,254
                                                                       ============            ============


             LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                  $    280,679            $    292,143
     Current portion of long-term debt                                       19,332                  19,332
     Accrued expenses                                                       198,841                  14,922
                                                                       ------------            ------------
             Total current liabilities                                      498,852                 326,397
                                                                       ------------            ------------



LONG-TERM LIABILITIES
     Note payable - bank                                                    233,615                 244,892
     Note payable - stockholder                                              69,800               1,703,854
     Accrued interest                                                          --                    72,215
                                                                       ------------            ------------
             Total long-term liabilities                                    303,415               2,020,961
                                                                       ------------            ------------



STOCKHOLDERS EQUITY (DEFICIT)
     Common stock, no par value                                           3,301,503               3,301,503
     Additional paid-in-capital                                           8,023,695               5,770,055
     Deficit accumulated in the development stage                       (10,086,833)             (9,388,662)
                                                                       ------------            ------------
             Total stockholders equity (deficit)                          1,238,365                (317,104)
                                                                       ------------            ------------



   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)                 $  2,040,632            $  2,030,254
                                                                       ============            ============

                                       UNITREND, INC AND SUBSIDIARY
                                      (Development Stage Companies)
                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended   Three Months Ended    Six Months Ended    Six Months Ended
                                                  June 30, 2000       June 30, 1999        June 30, 2000      June 30, 1999
                                              -------------------  ------------------    -----------------  -----------------

Sales                                              $       --         $       --         $       --         $       --


Research and development expenses                          --                 --              (16,680)              --


Selling, general and administrative expenses           (310,245)          (222,510)          (664,562)          (442,888)
                                                   ------------       ------------       ------------       ------------

Operating loss                                         (310,245)          (222,510)          (681,242)          (442,888)

Interest income                                            --                 --                  406               --

Interest expense                                        (10,384)            (7,914)           (17,335)           (14,062)
                                                   ------------       ------------       ------------       ------------

Net loss                                           $   (320,629)      $   (230,424)      $   (698,171)      $   (456,950)
                                                   ============       ============       ============       ============

Basic and diluted loss per share:
      Net loss                                     $       --         $       --         $      (0.01)      $      (0.01)
                                                   ============       ============       ============       ============


Weighted average shares outstanding
  used to compute basic and diluted
   loss per share                                    69,383,580         68,014,229         69,383,580         68,014,229
                                                   ============       ============       ============       ============

                                       UNITREND, INC AND SUBSIDIARY
                                      (Development Stage Companies)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Unaudited             Unaudited
                                                                           Six Months Ended       Six Months Ended
                                                                              June 30, 2000         June 30, 1999
                                                                           -----------------      ----------------


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $(698,171)         $(456,950)
                                                                                   ---------          ---------
     Adjustments to reconcile net loss to net
        cash used in operating activities
              Options issued for services                                             11,844              2,561
               Depreciation & amortization                                            20,481             13,335
               Accrued interest income                                                  (406)              --

         Decrease in operating assets
               Prepaid expenses                                                       19,830               --

         Increase (decrease) in operating liabilities:
               Accounts payable                                                      (11,464)          (206,349)
               Accrued expenses                                                      181,646            (25,789)
                                                                                   ---------          ---------
              Total adjustments                                                      221,931           (216,242)
                                                                                   ---------          ---------


         Net cash used in operating activities                                      (476,240)          (673,192)
                                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                              (57,499)           (93,182)

     Repayment from other entities                                                      --                5,001
                                                                                   ---------          ---------
          Net cash used in investing activities                                      (57,499)           (88,181)
                                                                                   ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on notes                                                                (11,277)            (6,444)
     Loans from shareholder                                                          537,800            522,554
     Proceeds from sale of common stock                                                 --              292,910
                                                                                   ---------          ---------
          Net cash provided by financing activities                                  526,523            809,020
                                                                                   ---------          ---------

         Net increase (decrease) in cash                                              (7,216)            47,647


Cash - beginning of period                                                             8,779              1,891
                                                                                   ---------          ---------

Cash - end of period                                                               $   1,563          $  49,538
                                                                                   =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                        $  16,641          $  13,158
   Cash paid during the period for income taxes                                    $     --           $      --


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   During the period ended June 30, 2000 the President/majority stockholder forgave loans to the company of $2,171,854, and accrued interest of $69,942. The forgiveness of the loans was accounted for as an addition to contributed capital.




                                                    UNITREND, INC AND SUBSIDIARY
                                                    (Development Stage Companies)
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 For the Years Ended December 31, 1999, 1998 and for the six months
                                                         Ended June 30, 2000


                                                                                                      Deficit
                                                                                                    Accumulated
                                                      Common Stock                 Additional        During the
                                              -----------------------------          Paid-In        Development
                                                 Shares             Amount           Capital            Stage             Total
                                              ------------      ------------      ------------      ------------       ------------
BALANCE -
 DECEMBER 31, 1998                              68,608,260      $  2,906,343      $  5,762,187      $ (8,054,078)      $    614,452



Sale of common stock for
    cash at $0.50 per share
from January 1 to                                  770,320           385,160              --                --              385,160
June 30, 1999


Stock options issued on
January 15, August 10,
    August 15, and
November 29, 1999                                     --                --               7,868              --                7,868



Common stock issued for
services at $2.00 per share
    on August 30, 1999                               5,000            10,000              --                --               10,000



Net loss - 1999                                       --                --                --          (1,334,584)        (1,334,584)
                                              ------------      ------------      ------------      ------------       ------------

BALANCE -
 DECEMBER 31, 1999                              69,383,580      $  3,301,503      $  5,770,055      $ (9,388,662)      $   (317,104)



Stock options issued on
   January 2, January 3,
   February 3 and March 1,
       1999                                           --                --               5,029              --                5,029


Majority shareholder forgave
       loans to the Company on
           March 31, 2000                             --                --           2,241,796              --            2,241,796

Stock options issued on
       June 5, 2000                                   --                --               6,815              --                6,815

Net loss for the period
       ended June 30, 2000                            --                --                --            (698,171)          (698,171)
                                              ------------      ------------      ------------      ------------       ------------

BALANCE -
   JUNE 30, 2000                                69,383,580      $  3,301,503      $  8,023,695      $(10,086,833)      $  1,238,365
                                              ============      ============      ============      ============       ============


                          UNITREND, INC. AND SUBSIDIARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended June 30, 2000. The results for the three month period ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. As of June 30, 2000, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $10,100,000.

On April 16, 1998, the Company formed another entity called Osborne Manufacturing, Inc. (OMI). The Company owns sixty percent of OMI and a current employee of OMI owns the remaining forty percent. The Company's ownership will be reduced to forty percent, three years after the commencement of OMI's production of the "VersaCase(R)" units from the Company. OMI was organized to do all of the production of "VersaCase(R)" units as well as manufacturing for other entities. OMI is located in a single leased facility in Wauseon, Ohio.

The Company merged with Server Systems Technology, Inc. (SSTI) effective December 15, 1998. SSTI was the predecessor to the Company and was formed September 27, 1994. It owns several patents that are key to the Company's products, but otherwise has ceased its development stage operations when the Company was formed in April, 1996. SSTI is a related party to the Company since the two entities have common stockholders.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for the period ended June 30, 2000 (unaudited) and 1999, in entirety, and include the financial statements of its 60% owned Subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of June 30, 2000 and December 31, 1999, the outstanding balance of the note payable to the President/majority stockholder was $69,800 and $1,703,854, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENT
 In August 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements 63, 89, and 121," which was necessary due to the extensive changes in the film industry since the issuance of the Statements. We do not expect the adoption of SFAS No. 139 to have an impact on our financial condition or results of operations.

No other accounting pronouncements have been issued that have any effect on the Company.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Unitrend, Inc. and Subsidiary
Toledo, Ohio

We have reviewed the accompanying consolidated balance sheets of Unitrend, Inc. and Subsidiary (Development Stage Companies) as of June 30, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the quarters and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists of principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

/s/  Groner, Boyle & Quillin, LLP
Columbus, Ohio
September 5, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF
1999

We had no net revenues during the quarter ended June 30, 2000 or the quarter ended June 30, 1999. We expect to begin selling the VersaCase in the second or third quarter in 2001.

We had an operating loss of $310,245 during the quarter ended June 30, 2000 as compared to a loss of $222,510 during the quarter ended June 30, 1999, an increase of 39%. As discussed below, this loss grew due to an increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased to $310,245 during the quarter ended June 30, 2000 as compared to $222,510 for the quarter ended June 30, 1999, an increase of 39%. This change was due primarily to an increase in payroll and related employee benefit costs of $78,573 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. These costs increased due to the hiring of additional employees subsequent to the quarter ended June 30, 1999. The additional employees filled accounting, bookkeeping, receptionist and marketing communication positions.

During the quarter ended June 30, 2000, 13,630 stock options were granted to a non-employee at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultant were recorded for $6,815 in consulting expenses based on the fair market value of the computer networking and technical services rendered.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2000 COMPARED TO FIRST SIX MONTHS OF 1999

We had no net revenues during the six months ended June 30, 2000 or the six months ended June 30, 1999. We expect to begin selling the VersaCase in the second or third quarter in 2001.

We had an operating loss of $664,562 during the six months ended June 30, 2000 as compared to a loss of $442,888 during the six months ended June 30, 1999, an increase of 50%. As discussed below, this loss grew due to an increase in selling, general and administrative expenses.

Research and development expenses increased to $16,680 during the six months ended June 30, 2000. The Company did not incur research and development expenses during the six month ended June 30, 1999. This increase was due to a consulting fee paid during the 2000 first quarter to an international product design and consulting firm to examine the Company's products for possible improvement and modification suggestions prior to the commencement of full-scale production. We believe that research and development expenses will increase as we go forward.

Selling, general and administrative expenses increased to $664,562 during the six months ended June 30, 2000 as compared to $442,888 during the six months ended June 30, 1999, an increase of 50%. This change was due primarily to an increase in payroll and related employee benefit costs of $164,076 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. These costs increased due to the hiring of additional employees subsequent to the six months ended June 30, 1999. Other significant increases in officers' insurance, professional fees and rent expense were $15,255, $31,022 and $13,992, respectively.

During the six months ended June 30, 2000, 78,102 stock options were granted to non-employees at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultants were recorded for $11,844 in consulting expenses based on the fair market value of the services rendered.

During the six months ended June 30, 2000, prepaid expenses decreased by $19,830. We had an increase in plant, property and equipment of $57,499. This increase is due to the purchase of furniture, fixtures, computer equipment and software as well as additional tooling and dies under construction. Accrued expenses increased to $198,841 for the six months ended June 30, 2000 compared to $14,922 at years end December 31, 1999. Since April 1, 2000, the employees have agreed to defer compensation for their services until such a time that the Company's cash flow deficiencies are satisfied. This will occur upon approval of the Company's registration statements with the Securities and Exchange Commission. The note payable to our President/majority stockholder decreased to $69,800 during the six months ended June 30, 2000 because he forgave prior years loans of $2,171,854 and the associated interest of $69,942. This was accounted for as contributed capital.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of June 30, 2000, the Company's cash totaled $1,563. Loans from the Mr. Jelinger during the six months ended June 30, 2000 totaled $537,800. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash and cash equivalents for the six months ended June 30, 2000 included $476,240 for the Company's operations and working capital requirements, payments on notes payable of $11,277, and purchases of equipment and tooling and dies under construction of $57,499.

The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company will continue to seek additional funding following this period ended June 30, 2000 and may seek additional funding after such time. Currently, the Company is awaiting approval of its Form 10-12B/A registration statement with the Securities and Exchange Commission filed on August 30, 2000. Upon approval, the Company will file an S-8 to register stock options. The Company will meet its funding requirements for the tooling costs, operating costs and other funding requirements through loans by the majority stockholder as well as raising additional equity through a registration of its securities with the Securities and Exchange Commission. Management expects these documents to be submitted for approval by the end of the fourth quarter 2000. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company may in the future experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operation.

YEAR 2000 ISSUES

The Company experienced no significant problems or malfunctions relating to the Year 2000 situation during the six months ended June 30, 2000. Therefore, the Company had no costs relating to this issue during this period.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectation. Actual results may differ materially. Our growth strategy is built around five imperatives: maintaining technology leadership; increasing market share; acquisition of other business entities; leveraging strategic relationships; and the recruiting and retention of key personnel.

MAINTAINING TECHNOLOGY LEADERSHIP. The cutting edge of our effort to achieve technological leadership is to establish a standard for open architecture and modularity in the computer enclosure industry. Other components, accessories, and products are in various stages of development. They will be supported by an aggressive research and development budget.

INCREASING MARKET SHARE. Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. Once VersaCase is introduced, we expect that there will be significant interest across a number of market segments. The VersaCase is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

ACQUISITION OF OTHER BUSINESS ENTITIES. In order to expand our technological and market capabilities, we may consider the pursuit of other companies. Such acquisitions may include core and non-core entities. A core entity may be a research and development group, and a non-core firm could be one that might enhance our production process.

LEVERAGING STRATEGIC RELATIONSHIPS. We intend to leverage our relationship with companies that complement our mission. For instance, the uniqueness of VersaCase technology will create opportunities for us to establish strong relationships with key distributors. These distributors will be able to offer their clients a product that is very competitive and distinctive. We have been approached by distributors to consider a channel relationship or exclusive position with them. While we must maintain a broader market focus, we may selectively enter into agreements that would enhance market credibility and penetration.

RECRUITMENT AND RETENTION OF KEY PERSONNEL. An entrepreneurial spirit that was based in creativity, risk and reward drove the birth of this company. We intend to maintain this quality by offering competitive salary and incentive compensation. Our overriding human resources philosophy is to build a corporate culture that supports the success of each employee, as well as the company.

Part II.        Other Information

Item 1.         Legal Proceedings

The Company was served with notice of a lawsuit filed in the United States District Court for Hawaii on April 24, 2000. Two former employees, spouses to each other, are suing for the return of their investment of $250,000, based upon Hawaiian State securities law. The Company believes this lawsuit has no merit and intends to vigorously defend itself.

Item 2.         Changes In Securities And Use Of Proceeds

None

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5.         Other Information

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

LIMITED OPERATING HISTORY. We have only a limited operating history upon which an evaluation of our Company and our operations can be based. Our operations must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to develop its products and services. There can be no assurance that we will be successful in addressing such risks. There can be no assurance that Unitrend will achieve or sustain profitability.

MANAGEMENT OF GROWTH. We have significantly expanded our development activities since our inception. Our future operating results will depend on our management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, forecast revenues and control expenses. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage the anticipated growth as we commence operations, we may be required to: (i) improve existing and implement new operational, financial and management information controls, reporting systems and procedures; (ii) hire, train and manage additional qualified personnel; and (iii) establish relationships with additional suppliers and partners while maintaining our existing relationships. An unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITIVE ENVIRONMENT. The computer hardware industry is an intensely competitive industry subject to rapid technological change. Certain competitors of the Company have significantly more financial and technical resources than we possess. Due to this rapidly changing environment, the utility of our initial product, the VersaCase, may become enhanced, thereby attracting additional competition to our industry segment. Such a rapidly changing environment could also affect the utility of our products in the market. The introduction of new competitive products into one or more of our various markets could have a material adverse effect on our business, results of operations or financial condition. We expect to face increasing competition from such companies in the various markets in which we compete.

PRICING. Intense competition in the various markets in which we will compete may put pressure on us to reduce prices on certain products. Any such price reductions could have a material adverse effect on our business, results of operations or financial condition if we cannot offset these price reductions with a corresponding increase in sales volumes.

INDUSTRY GROWTH AND ECONOMIC CONDITIONS. The strength and profitability of our business depends on the overall demand for computer hardware and growth in the computer industry. Because our initial anticipated sales efforts will be primarily directed to major corporate, government, education and other business customers, our business also partly depends on general economic and business conditions. A softening of demand for computer hardware, caused by a weakening of the economy or otherwise, may result in decreased revenues or declining revenue growth rates for our business.

NEW PRODUCTS. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements characterize the markets for our products. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain our competitive position, we must enhance and improve our existing products and continue to introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we fail to successfully improve, position and/or price our products, our business, results of operations and/or financial condition may be adversely affected in a material way.

Our ability to sell our products depends on the compatibility of our products with other vendors' hardware products, for example motherboards and video cards. Developers of these products may change their products so that they will no longer be compatible with our product without modification. These vendors may also decide to bundle their products with other server appliances for promotional purposes and discount the sales price of the bundle. If that were to happen, our business and future operating results could suffer if we were no longer able to offer commercially viable products.

Products as complex as those offered by our company, at times, contain undetected errors when first introduced or as new versions are released, despite extensive testing. Significant undetected errors or delays in new products or new versions of a product may affect market acceptance of our products and could have a material adverse effect on our business, results of operations and/or financial condition. If we were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products or if customers were dissatisfied with product functionality or performance, these could have a material adverse effect on our business, results of operations and/or financial condition.

There can be no assurance that our new products will achieve significant market acceptance or will generate significant revenue. Additional products that we plan to directly or indirectly market in the future are in various stages of development. Some of these products are in business areas that are relatively new to our product development, sales and product marketing personnel.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. Our revenues are relatively difficult to forecast because we have not yet entered into production or sales of our initial products. Upon commencement of production and sales we anticipate variations in our quarterly operating results from quarter to quarter due to various factors, including (i) the timing and amount of significant orders from our customers, (ii) the ability to obtain sufficient supplies of sole or limited source components for our products, (iii) the ability to attain and maintain production volumes and quality levels for our products, (iv) the mix of distribution channels and products, (v) the timing of the introduction of new products or product enhancements by us or our competitors, (vi) our success in developing, introducing, and shipping product enhancements and new products, (vii) pricing actions by us or our competitors, (viii) changes in material costs, (ix) the potential for delay or deferral of customer implementations of our hardware, (x) changes in customer budgets and (xi) seasonality of technology purchases and other general economic conditions. Accordingly, our quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. As a result of all of the foregoing, there can be no assurance that Unitrend will be able to achieve or sustain profitability on a quarterly or annual basis.

SALES FORCE AND ALTERNATE DISTRIBUTION CHANNELS. We intend to rely heavily on our direct sales force. However, we are investigating other alternate distribution channels to meet competitive demands. There can be no assurance that we will be successful in increasing direct sales or sales within these alternate distribution channels. If we are not successful, we may lose significant sales opportunities.

UNCERTAINTY OF EMERGING AREAS. The impact on us of emerging hardware development is uncertain. There can be no assurance that we will be able to provide a product offering that will satisfy new customer demands in developing areas. In addition, certain industry-adopted and de facto standards for computer hardware are evolving rapidly. There can be no assurance that standards chosen by us will position our products to compete effectively for business opportunities as they arise on the Internet and other emerging areas.

HIRING AND RETENTION OF EMPLOYEES. Our continued growth and success depend to a significant extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical and other personnel is intense. There can be no assurance that we will be successful in continuously recruiting new personnel and in retaining existing personnel. The loss of one or more key employees or our ability to attract additional qualified employees could have a material adverse effect on our continued growth, business, operating results, and/or financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

DEPENDENCE ON CONTRACT MANUFACTURING AND LIMITED SOURCE SUPPLIERS. Our operational strategy significantly relies on outsourcing of manufacturing. Certain key components used in the manufacturing of our products are currently available only from limited sources. Consequently, we may seek to secure additional sources of supply, including additional contract manufacturers. We may in the future experience problems with various component suppliers, such as inferior quality, insufficient quantities, and late delivery. There can be no assurance that such problems will not generate material liabilities for the company or adversely impact our relations with our customers in the future. In addition, we may, in the future, experience pricing pressure from our contract manufacturers. There can be no assurance that we will manage our contract manufacturers effectively or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. No assurance can be provided that any new products or enhancements will be introduced. The inability of our contract manufacturers to provide adequate supplies of high-quality products or the loss of any of our contract manufacturers could cause a delay in our ability to fulfill orders while we identify a replacement manufacturer. This could have a material adverse effect upon our business, operating results, and/or financial condition.

MINIMAL CUSTOMER SUPPORT STAFF. Our products are designed to require little or no support from us and to be deployed quickly and easily by our customers. Many of our competitors offer extensive consulting services in addition to server appliance products. If we introduced a product that required consulting services for installation and use or if our customers wanted to purchase from a single vendor a menu of items that included extensive consulting services, we would be required to change our business model. We would be required to hire and train consultants, outsource the consulting services or enter into a joint venture with another company that could provide those services. If these events were to occur, our future profits would likely suffer because customers would choose another vendor or we would incur the added expense of hiring and retaining consulting personnel.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position, business, operating results, and/or financial condition.

We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. Given that patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed, which if issued as patents, could relate to our products. Although we believe that our technology does not infringe on the proprietary rights of others and have not received any notice of claimed infringements, there can be no assurance that third parties will not assert infringement claims against us in the future based on patents or trade secrets or that such claims will not be successful. We could incur substantial costs in defending our position and the position of our customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, our company, our customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that our company or our customers could obtain necessary licenses from third parties at a reasonable cost or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments and restrictions on our ability to sell its products, any of which could have a material adverse effect on our business, financial condition and/or results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the us or our competitors, technological innovation by us or our competitors, quarterly variations in our or our competitors' results of operations, changes in prices of our or our competitors' products and services, changes in revenue and revenue growth rates for our Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations, which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of our Common Stock. Additionally, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our Common Stock could decrease significantly. Investors may be unable to resell their shares of our Common Stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

LONG-TERM INVESTMENT CYCLE. Developing hardware for the technology industry is expensive. The investment in product development often involves a long payback cycle. The Company's plans for the current year include significant investments in research and development and related product opportunities from which significant revenues are not anticipated for several years.

SUBSEQUENT EVENTS. In the third quarter 2000 we parted ways with our Interim Chief Financial Officer, Michael Wiegand, and our Vice President of Marketing, Terence J. Langenderfer. We agreed with Mr. Wiegand that he would fill the Chief Financial Officer position on a temporary basis. With that understanding, he left us to pursue other interests shortly after his interim status ended. Mr. Langenderfer's departure was precipitated on a difference in business philosophy between himself and our upper management. We do not anticipate that the departure of these individuals will negatively impact our business performance in a material way.

Item 6.           Exhibit
         27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Unitrend, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNITREND, INC.


Dated:  September 6, 2000       By:   /s/  CONRAD A.H. JELINGER
                                      --------------------------------------
                                      Conrad A.H. Jelinger
                                      Chief Executive Officer, Interim Chief
                                      Financial Officer and President