Form 10QSB
period 2000-09-30
UNITREND INC
filed 2000-11-14
CIK 1035066

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                  FORM 10-Q SB

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

                        COMMISSION FILE NUMBER: 001-15777

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of registrant's common stock outstanding as of September 30, 2000: 69,383,580

==============================================================================

                          UNITREND, INC. AND SUBSIDIARY
                                  FORM 10-Q SB
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                PAGE

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 2000 and December 31,
                  1999...............................................................................    3

                  Condensed Consolidated Statements of Operations for the three and nine months
                  ended September 30, 2000 and 1999..................................................    4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999........................................................    5

                  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
                  December 31, 1999, 1998 and for the nine months ended September 30, 2000...........    6

                  Notes to Condensed Consolidated Financial Statements...............................   7-8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................   8-11

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..................................................................    11

Item 2.           Changes In Securities And Use Of Proceeds..........................................    11

Item 3.           Defaults Upon Senior Securities....................................................    11

Item 4.           Submission Of Matters To A Vote Of Security Holders................................    11

Item 5.           Other Information..................................................................    11

Item 6.           Exhibit............................................................................    11

                  Signatures.........................................................................    11


This Quarterly Report on Form 10-Q SB is for the three months ended September 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiaries.

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

Part I.           Financial Information
Item I.           Condensed Consolidated Financial Statements

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS                             Unaudited                Audited
                                                                    September 30, 2000      December 31, 1999
                                                                    ------------------      -----------------
CURRENT ASSETS
      Cash                                                             $      1,231            $     8,779
      Current portion of notes receivable                                    22,458                 22,458
      Prepaid expenses                                                           --                 19,830
                                                                       ------------            -----------
              Total current assets                                           23,689                 51,067
                                                                       ------------            -----------
PROPERTY AND EQUIPMENT, at cost
      Land                                                                   67,485                 67,485
      Building and improvements                                             376,385                376,385
      Furniture and fixtures                                                 82,395                 72,295
      Computer equipment                                                    151,062                125,054
      Computer software                                                      46,719                 45,328
      Automobiles                                                            15,937                 15,937
      Tooling and dies under construction                                 1,469,429              1,429,429
                                                                       ------------            -----------
                                                                          2,209,412              2,131,913
      Less accumulated depreciation                                        (226,565)              (198,879)
                                                                       ------------            -----------
              Net property and equipment                                  1,982,847              1,933,034
                                                                       ------------            -----------

OTHER ASSETS

     Patent licensing costs, net of accumulated amortization                 29,390                 30,790
     Loan costs, net of accumulated amortization                              2,997                  3,813
      Notes receivable                                                       12,381                 11,550
                                                                       ------------            -----------
              Total other assets                                             44,768                 46,153
                                                                       ------------            -----------

              TOTAL ASSETS                                             $  2,051,304            $ 2,030,254
                                                                       ============            ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                  $    303,803            $   292,143
     Current portion of long-term debt                                       19,332                 19,332
     Accrued expenses                                                       360,709                 14,922
                                                                       ------------            -----------
             Total current liabilities                                      683,844                326,397
                                                                       ------------            -----------

LONG-TERM LIABILITIES
     Note payable - bank                                                    231,964                244,892
     Note payable - stockholder                                             157,943              1,703,854
     Accrued interest                                                         5,607                 72,215
                                                                       ------------            -----------
             Total long-term liabilities                                    395,514              2,020,961
                                                                       ------------            -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value                                           3,301,503              3,301,503
     Additional paid-in-capital                                           8,023,695              5,770,055
     Deficit accumulated in the development stage                       (10,353,252)            (9,388,662)
                                                                       ------------            -----------
             Total stockholders' equity (deficit)                           971,946               (317,104)
                                                                       ------------            -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $  2,051,304            $ 2,030,254
                                                                       ============            ===========

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended     Three Months Ended    Nine Months Ended      Nine Months Ended
                                            September 30, 2000     September 30, 1999    September 30, 2000     September 30, 1999
                                            ------------------     ------------------    ------------------     ------------------
Sales                                         $         --            $         --         $         --            $         --

Research and development
expenses                                                --                  (6,523)             (16,680)                 (6,523)

Selling, general and
administrative expenses                           (254,213)               (263,044)            (918,775)               (705,932)
                                              ------------            ------------         ------------            ------------

Operating loss                                    (254,213)               (269,567)            (935,455)               (712,455)

Interest income                                        425                      --                  831                      --

Interest expense                                   (12,631)                (54,946)             (29,966)                (69,008)
                                              ------------            ------------         ------------            ------------

Net loss                                      $   (266,419)           $   (324,513)        $   (964,590)           $   (781,463)
                                              ============            ============         ============            ============

Basic and diluted loss per share:
      Net loss                                $         --            $         --         $      (0.01)           $      (0.01)
                                              ============            ============         ============            ============

Weighted average shares outstanding
  used to compute basic and diluted
  loss per share                                69,383,580              69,380,265           69,383,580              69,368,370
                                              ============            ============         ============            ============

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Unaudited             Unaudited
                                                              Nine Months Ended     Nine Months Ended
                                                              September 30, 2000   September 30, 1999
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(964,590)           $  (781,463)
                                                                   ---------            -----------
     Adjustments to reconcile net loss to net
        cash used in operating activities
              Options issued for services                             11,844                  7,477
               Depreciation & amortization                            29,902                 19,928
         Common stock issued for services                                 --                 10,000
         Decrease in operating assets
               Prepaid expenses                                       19,830                     --
               Accrued interest income                                  (831)                    --
         Increase (decrease) in operating liabilities:
               Accounts payable                                       11,660               (508,144)
               Accrued expenses                                      349,121                  1,045
                                                                   ---------            -----------
                  Total adjustments                                  421,526               (469,694)
                                                                   ---------            -----------

         Net cash used in operating activities                      (543,064)            (1,251,157)
                                                                   ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for patent licensing costs                                                     (31,723)
     Purchase of property and equipment                              (77,499)               (89,555)
     Repayment from other entities                                        --                  5,455
                                                                   ---------            -----------
          Net cash used in investing activities                      (77,499)              (115,823)
                                                                   ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on notes                                                (12,928)               (12,888)
     Loans from shareholder                                          625,943              1,107,341
     Proceeds from sale of common stock                                   --                292,910
                                                                   ---------            -----------
          Net cash provided by financing activities                  613,015              1,387,363
                                                                   ---------            -----------
          Net increase (decrease) in cash                             (7,548)                20,383

Cash - beginning of period                                             8,779                  1,891
                                                                   ---------            -----------


Cash - end of period                                               $   1,231            $    22,274
                                                                   =========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                        $  26,632            $    21,869

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   During the nine months ended September 30, 2000 the President/majority stockholder forgave loans to the company of $2,171,854, and accrued interest of $69,942. The forgiveness of the loans was accounted for as an addition to contributed capital

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 2000
               And For the Years Ended December 31, 1999, and 1998

                                                                                                  Deficit
                                                                                                Accumulated
                                             Common Stock                      Additional        During the
                                  -----------------------------------           Paid-In         Development
                                       Shares              Amount                Capital           Stage           Total
                                  --------------      ---------------          ----------        ----------     -----------
BALANCE -
  DECEMBER 31, 1998                  68,608,260           $2,906,343           $5,762,187        (8,054,078)    $   614,452

Sale of common stock for
     cash at $0.50 per share
     from January 1 to
     June 30, 1999                      770,320              385,160                   --                --         385,160

Stock options issued on
     January 15, August 10,
     August 15, and
     November 29, 1999                       --                   --                7,868                --           7,868

Common stock issued for
     services at $2.00 per share
     on August 30, 1999                   5,000               10,000                   --                --          10,000

Net loss - 1999                              --                   --                   --        (1,334,584)     (1,334,584)
                                     ----------           ----------           ----------      ------------     -----------

BALANCE -
  DECEMBER 31, 1999                  69,383,580           $3,301,503           $5,770,055      $ (9,388,662)    $  (317,104)


Stock options issued on
   January 2, January 3,
   February 3 and March 1,
   2000                                      --                   --                5,029                --           5,029

Majority stockholder forgave
       loans to the Company on
       March 31, 2000                        --                   --            2,241,796                --       2,241,796

Stock options issued on
       June 5, 2000                          --                   --                6,815                --           6,815

Net loss for the period
       ended September 30, 2000              --                   --                   --          (964,590)       (964,590)
                                     ----------           ----------           ----------      ------------     -----------

BALANCE -
SEPTEMBER 30, 2000                   69,383,580           $3,301,503           $8,023,695      $(10,353,252)    $   971,946
                                     ==========           ==========           ==========      ============     ===========

                          UNITREND, INC. AND SUBSIDIARY
                                  FORM 10-Q SB
                        QUARTER ENDED SEPTEMBER 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended September 30, 2000. The results for the three month period ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. As of September 30, 2000, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $10,350,000.

On April 16, 1998, the Company formed another entity called Osborne Manufacturing, Inc. (OMI). The Company owns sixty percent of OMI and a current employee of OMI owns the remaining forty percent. The Company's ownership will be reduced to forty percent, three years after the commencement of OMI's production of the "VersaCase(R)" units for the Company and upon OMI obtaining profitability. OMI was organized to do all of the production of "VersaCase(R)" units as well as manufacturing for other entities. OMI is located in a single leased facility in Wauseon, Ohio.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for the period ended September 30, 2000 (unaudited) and 1999, in entirety, and include the financial statements of its 60% owned Subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of September 30, 2000 and December 31, 1999, the outstanding balance of the note payable to the President/majority stockholder was $157,943 and $1,703,854, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENT
In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, which delayed the implementation of SAB No. 101 "Revenue Recognition in Financial Statements" until the fourth quarter of fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB No. 101 to have an impact on our financial conditions or results of operations.

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activites - an Amendment of SFAS 133." We do not expect the adoption of SFAS No. 138 or 133 to have an impact on our financial conditions or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." We do not expect the adoption of SFAS No. 140 to have an impact on our financial conditions or results of operations.

In October 2000, the Securities and Exchange Commission adopted the rule "Selective Disclosure and Insider Trading." These new rules were adopted to address three issues: the selective disclosure by issuers of material nonpublic information; when insider trading liability arises in connection with a trader's "use" or "knowing possession" of material nonpublic information; and when the breach of a family or other non-business relationship may give rise to liability under the misappropriation theory of insider trading. The rules are designed to promote the full and fair disclosure of information by issuers, and to clarify and enhance existing prohibitions against insider trading. We maintain the Company is in compliance with these rules and these rules will not have an impact on our financial conditions or results of operations.

No other accounting pronouncements have been issued that have any effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THIRD QUARTER OF 2000 COMPARED TO THIRD QUARTER OF 1999

We had no net revenues during the quarter ended September 30, 2000 or the quarter ended September 30, 1999. We expect to begin selling the VersaCase in the second or third quarter in 2001.

We had an operating loss of $254,213 during the quarter ended September 30, 2000 as compared to a loss of $269,567 during the quarter ended September 30, 1999, a decrease of 6%. Our loss decreased due to a reduction in selling, general and administrative expenses and research and development costs.

Selling, general and administrative expenses decreased to $254,213 during the quarter ended September 30, 2000 as compared to $263,044 for the quarter ended September 30, 1999, a decrease of 3%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $8,000 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. These costs decreased due to a change in the Company's staffing requirements subsequent to the quarter ended September 30, 1999. Contract labor decreased by approximately $22,000 and professional fees increased by approximately $20,000 due to professional assistance directly relating to the Company's numerous filings with the United States Securities and Exchange Commission.

During the quarter ended September 30, 2000, there were no stock options granted to non-employees under our 1999 Stock Option Plan. During the quarter ended September 30, 1999, 58,270 stock options were granted to non-employees at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultants were recorded for $4,915 in consulting expenses based on the fair market value of the services rendered.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2000 COMPARED TO FIRST NINE MONTHS OF 1999

We had no net revenues during the nine months ended September 30, 2000 or the nine months ended September 30, 1999. We expect to begin selling the VersaCase in the second or third quarter in 2001.

We had an operating loss of $935,455 during the nine months ended September 30, 2000 as compared to an operating loss of $712,455 during the nine months ended September 30, 1999, an increase of 31%. As discussed below, this operating loss grew due to an increase in selling, general and administrative expenses.

Research and development expenses increased to $16,680 during the nine months ended September 30, 2000 as compared to $6,523 for the nine months ended September 30, 1999. This increase was due to a consulting fee paid during the 2000 first quarter to an international product design and consulting firm to examine the Company's products for possible improvement and modification suggestions prior to the commencement of full-scale production. We believe that research and development expenses will increase as we go forward.

Selling, general and administrative expenses increased to $918,775 during the nine months ended September 30, 2000 as compared to $705,932 during the nine months ended September 30, 1999, an increase of 30%. This change was due primarily to an increase in payroll and related employee benefit costs of approximately $150,000 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. These costs increased due to the hiring of additional employees subsequent to the nine months ended September 30, 1999. Other significant increases in officers' insurance, professional fees, building and related costs and depreciation were approximately $25,000, $30,000, $10,000 and $5,000, respectively. The Company saw decreases of approximately $20,000 in contract labor and computer supplies during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

During the nine months ended September 30, 2000, 78,102 stock options were granted to non-employees at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultants were recorded for $11,844 in consulting expenses based on the fair market value of the services rendered.

We had an increase in plant, property and equipment of $77,499 due to the purchase of furniture, fixtures, computer equipment and software as well as additional tooling and dies under construction. Accrued expenses increased to $360,709 for the nine months ended September 30, 2000 compared to $14,922 at years end December 31, 1999. Since April 1, 2000, the employees have agreed to defer compensation for their services until such a time that the Company's cash flow deficiencies are satisfied. This will occur upon approval of the Company's registration statements with the Securities and Exchange Commission. The note payable to our President/majority stockholder decreased to $157,943 during the nine months ended September 30, 2000 because he forgave prior years loans of $2,171,854 and the associated interest of $69,942. This was accounted for as contributed capital.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of September 30, 2000, the Company's cash totaled $1,231. Loans from the Mr. Jelinger during the nine months ended September 30, 2000 totaled $625,943. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash and cash equivalents for the nine months ended September 30, 2000 included $543,064 for the Company's operations and working capital requirements, payments on notes payable of $12,928, and purchases of property and equipment of $77,499.

The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company will continue to seek additional funding following this period ended September 30, 2000. On September 15, 2000, the Company received approval of its Form 10-12B/A registration statement with the Securities and Exchange Commission filed on August 30, 2000. Following this approval, the Company filed an S-8 to register stock options on September 25, 2000. The Company will meet its funding requirements for the tooling costs, operating costs and other funding requirements through loans by the majority stockholder as well as raising additional equity through a registration of its securities with the Securities and Exchange Commission. Management expects these documents to be submitted for approval by the end of the fourth quarter 2000. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company may in the future experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operation.

YEAR 2000 ISSUES

The Company experienced no significant problems or malfunctions relating to the Year 2000 situation during the nine months ended September 30, 2000. Therefore, the Company had no costs relating to this issue during this period.

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


                                 UNITREND, INC.


Dated: November 13, 2000     By: /s/     CONRAD A.H. JELINGER
                                 ----------------------------
                                 Conrad A.H. Jelinger
                                 Chief Executive Officer, Interim Chief
                                 Financial Officer and President