Form 10KSB
period 2000-12-31
UNITREND INC
filed 2002-01-10
CIK 1035066

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year ended DECEMBER 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______.

Commission file number:  001-15777

                                 UNITREND, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                                  34-1904923
      (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

   4665 W. BANCROFT STREET, TOLEDO, OHIO                     43615
 (Address of principal executive offices)                  (Zip code)

                                 (419) 536-2090
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                              no par value
                                                                 Options
                                                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
   ---       --

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent year:    $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $ 96,933,666 as of December 20, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 20, 2001:           Common Stock:                   69,895,580

                       DOCUMENTS INCORPORATED BY REFERENCE
Form 10-12b filed March 30, 2000

Transitional Small Business Disclosure Format:

Yes       No   X
    ---      -----

FORWARD-LOOKING STATEMENTS

Unitrend, Inc. and its majority-owned subsidiary, Osborne Manufacturing Inc., may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in Unitrend's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

       - the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

       - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

       - the timely development of and acceptance of our new products and the perceived overall value of these products by users, including the features, pricing and quality compared to competitors' products;

       - the willingness of users to substitute our products for products of our competitors;

       -      the impact of technological changes;

       -      acquisitions;

       -      changes in consumer spending habits; and

       -      our success at managing the risks involved in the foregoing.

The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Unitrend, Inc. or Osborne Manufacturing, Inc.

                                     PART I

Item 1. Description of Business

Unitrend, Inc. (the "Company") is a development stage company founded as an Ohio Corporation in 1996 by Conrad A.H. Jelinger. The Company was reincorporated in Nevada in July, 1999. The Company focuses on the computer enclosure and power supply industry. The Company is preparing for the release of the VersaCase(R) computer enclosure mid 2002. In 1998 we agreed to acquire by merger a related party known as Server Systems Technology, Inc., (SSTI), an Ohio corporation formed September 27, 1994, for the purpose of obtaining patented technology crucial to retaining control of the VersaCase line of products. This acquisition was legally effectuated in July 1999.

COMPANY OVERVIEW

Unitrend, Inc. was founded with the purpose of expanding the useful life of computer technology. Our mission is to maximize our customers' return on investment in information systems by extending the value of older technologies as they combine with the latest advances. Our first product which is designed to accomplish this aim is the highly modular VersaCase computer enclosure. Unitrend's current goal is to establish VersaCase as the industry standard for open architecture computer enclosures while setting new benchmarks for quality and adaptability.

We utilize proprietary and patented technology to design, develop, manufacture, and market our products. VersaCase is a computer enclosure which allows a user or technician to rapidly access all internal components of a computer. This architecture dramatically reduces downtime for maintenance, and allows quick upgrading of a single component (such as the computer's central processing unit) without having to replace or tear down and rebuild the entire computer. We have also patented a computer power supply unit that greatly enhances the energy performance and cooling operations inside a computer case. These products save substantial time and financial resources for both users and technical support staff. Up to the date of the filing of this document, we have not had any sales of the VersaCase computer enclosure, but have presently placed five units in the field for testing.

We have several agreements with nationally known suppliers who have successful long-term operating histories as manufacturers/providers of component parts for the computer industry.

The VersaCase will be marketed and sold through direct and indirect channels. After introducing the product to North America, we will expand to Europe, Asia/Pacific, and Latin America, although not necessarily in that order. The unique total modularity of VersaCase enables the end-user to save considerable time and money, whether the product is utilized as a personal computer (PC) or as a server in a network of computers. Due to the mission-critical nature of computer network activities, our primary marketing efforts are directed at server applications. We will also market to high-end PC users concerned with complex, high quality computer systems, and expect these users to be strong early adopters of the VersaCase technology.

Unitrend's corporate headquarters is in Toledo, Ohio. The company currently employs five people, and expects to grow to approximately to 35 mid 2002.

PATENTS AND TRADEMARKS

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our proprietary rights. We execute confidentiality and non-disclosure agreements with our employees and with key vendors and suppliers. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

Currently, we have six United States patents issued and four United States patent applications pending. We also have five trademarks and service marks. There can be no assurance that any new patents will be issued, that we will continue to develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our business and operating results.

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. There can be no assurance that these measures will successfully protect our intellectual property or that our intellectual or proprietary technology will not otherwise become known or be independently developed by competitors. In addition, the laws of various countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in the computer enclosure industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, computer enclosure companies may increasingly become subject of infringement claims. In the future, we may be notified that we are infringing patent or other intellectual property rights of others. Although there are no pending or threatened intellectual property lawsuits against us, we may become the subject of litigation or infringement claims in the future. Any of these potential claims could result in substantial costs and diversion of resources and could have a material effect on our business, results of operations and financial condition.

INDUSTRY

The computer industry has experienced remarkable growth in the past, but during 2001 this worldwide market is projected to increase by only 5.8% according to International Data Corp. (IDC) (DJC.com 6/7/01). Worldwide PC shipments dropped nearly 12% in the third quarter of 2001 over the same period last year from 34.6 million to 30.7 million according to a Dataquest report. During the second quarter 2001, worldwide PC shipments totaled 29.8 million, a 2% decrease from the second quarter 2000, logging the first year-over-year quarterly decline according to IDC (Itworld.com 7/20/01). Dataquest reports 49.4 million units sold domestically and 134.7 millions units sold worldwide in 2000, a worldwide growth of 14.5% over 1999. According to Dataquest, PC shipments reached 44.8 million units domestically, and 117.6 million units worldwide in 1999. While the Y2K issue motivated some of the 1999 purchases, this sales pattern reflects both the acquisition of first machines and replacement of existing units. Worldwide PC sales are expected to reach over 215 million units by the year 2005. Even though sales have slowed, the company believes that worldwide PC sales will increase in the coming years because of the replacement of outdated units.

Contrary to the PC market, the PC server market grew at a rapid pace. According to market researcher eTForecasts, 1999 worldwide server shipments reached 3.7 million units. The worldwide PC server market continues to grow at an even more rapid pace than the domestic market. IDC reports that rack-mount optimized server shipments jumped almost 138%, igniting revenue growth of 87% year-on-year for the first quarter of 2001 (IDC release 6/13/01). Projections drawn by Unitrend from this IDC growth data indicate that total server shipments for 2001 will exceed 15 million units. In the U.S. market, the top five vendors by revenue share are: IBM-22%, Sun Microsystems-18%, Hewlett-Packard-16.3%, Compaq-15.9%, and Dell-12%.

Growth in the computer market reflects the rush to build information highways within and between both work and home environments. The trend of connecting people and business is further illustrated by the dramatic growth of Web Hosting, Application Service Providers (ASPs), Internet Service Providers
(ISPs), and a rapid growth in the number of new companies entering this market. In order to support this high level of "instant" connectivity, these companies are building massive "server farms" using fiber optic communications to accelerate the transmission of data by two to three times current speeds. Level 3 Communications is building a worldwide network and currently has 6.1 million square feet of server space in 68 farms around the globe, 56 in the U.S. (Level 3 Website 6/01).

Open Architecture. The concept of open architecture enables computer users to combine various components and peripherals from different manufacturers. To some extent, the industry has moved in the direction of common standards typified by open architecture. For example, mounting boards, DVD's, CD-ROM's, floppy drives, and serial ports, to name a few, are designed according to a set of common specifications. In addition, the ATX logic board platform developed by Intel, the world's largest manufacturer of microprocessors, sets the standard for placement of connecting devises to the logic board. However, fiercely competitive market forces have thus far defeated true open architecture.

Major assemblers such as IBM, Dell, Gateway, and Compaq build units that support only their proprietary components. If one of these parts should fail, the only option is to replace it with the same part from the same company. While this provides additional revenue for the PC producer, the consumer suffers in significant ways.

Consumers are locked into the price, availability, and delivery time dictated by the PC producer, which can add to downtime and cost of maintenance.

Accessibility. In order to simplify the repair and upgrade of computers, the industry is beginning to create hardware that is easily accessible. Historically, the design of computer enclosures has severely limited one's ability to service both critical and ordinary problems with a PC. Rapid access is especially important in mission-critical applications where a technician must make a prompt intervention to save the computer network from crashing. Unfortunately, the human expert often loses this race. These system crashes are all to frequent and widely publicized, as in the cases of Internet companies E-bay and Amazon.com. The loss in reputation and revenues can be significant. Sandy Carter of IBM stated that some of their customers lose $10,000 per minute of downtime (Computer Reseller News, 5/21/99).

Some industry leaders are moving toward tool-less cases that can be opened by pressing tabs to lift the top panel. Apple introduced the G-3 model highlighting the ease of access to the "guts" through a drop-down side panel. Gateway, Dell, and IBM have recently introduced models that move in this direction as well.

Continuous Need to Upgrade. Both hardware and software components are updated at an astounding pace. Moore's Law states that processing power doubles roughly every 18 to 24 months. The rapid release of 12 Intel micro processing chips from the 8080 through the Pentium III Xeon over the last 25 years shows that Moore's observation is still remarkably accurate, while also demonstrating technology's rushing rate of change. A steady stream of software upgrades takes advantage of this additional processing power to create more powerful, intuitive, and stable software. We become increasingly dependent on the software, and thus the software upgrades, which in turn require upgrading the computer's memory, storage, or processing capabilities. This cycle becomes so expensive that the estimated 5 year total cost of ownership for a Windows based PC is $47,500 (March 2000 Fujitsu web site, citing a study by the Gartner Group). Instead of upgrading the computer, entire existing systems are often simply discarded.

Scalability. The ability to change internal components is essential for extending the investment in computer technology. As the Fortune Tech Buyers Guide states, " scalability is key, especially in PCs. Better systems provide plenty of expansion slots and extra drive bays so PCs can grow as needed" (Fortune Tech Buyers Guide Supplement Summer, 1999, p. 130, 141).

UNITREND SOLUTION

We believe Unitrend is well positioned to offer solutions to many of the issues listed above. VersaCase was designed with these factors in mind, resulting in a product that addresses all four areas: true open architecture; complete accessibility; rapid upgrade and maintenance; and creative scalability.

True Open Architecture. The VersaCase achieves true open architectural design by allowing the combination of various technologies and/or peripherals from different manufacturers. VersaCase accepts all industry standard components, such as motherboard configurations from Intel. Because the case design allows for the acceptance of any non-proprietary part, the consumer will not be restricted to using proprietary components. This significantly enhances the computer's value by allowing the owner to choose the best component for each repair and upgrade.

Complete Accessibility. The VersaCase allows a user or technician to quickly access the internal components of a computer. The design of the case is similar to a drawer, thereby providing quick access, without tools, to the inside of the computer. Internal components become modules that can be installed or replaced simply and easily. This design simplifies routine repair, maintenance, and upgrade procedures. This full-access-design is vital for mission-critical applications. Often, a failure in a server system can be isolated to two or three units, and the technician must rapidly check all three units to save the entire system from shutting down. Standard computer enclosures require considerable time to access all internal components because they must be laboriously dismantled. With the VersaCase, the technician simply slides open the drawer. What can take agonizing minutes or even hours with a typical enclosure is done in seconds or minutes with a VersaCase.

Rapid Upgrade and Maintenance. The drawer-like design of the VersaCase not only allows full access to all the internal components, it dramatically reduces the time required to get to any given component. The time it takes to perform upgrades and repairs is doubly expensive when you add the cost of the person's time performing the task to the lost productivity of the user while the system is down. In effect, every minute saved by VersaCase buys back two minutes of user and technical support time. The total cost of ownership for a computer built with VersaCase is greatly reduced by allowing individual components to be upgraded. With other cases, many components such as the motherboard or central processing unit (CPU) cannot be changed, and you are forced to discard the entire PC. With other cases, you are forced to buy a whole new computer, leaving you with many perfectly good, but unusable, components. Instead of spending thousands of dollars every two years for a whole new system, VersaCase lets you spend a couple hundred dollars (or less) by merely upgrading the old component and continuing on with using the rest.

Creative Scalability. The VersaCase provides unmatched flexibility. It can be used as a PC or a server. As a server, the unit can be used in a rack-mount application or as a standalone unit. Up to fifteen 3 1/2" drives can be mounted internally onto three independent universal mounting racks, or six 5 1/4" drives can be mounted onto two independent universal mounting racks. Removable drive bay panels allow for any combination of drive sizes to be installed. Due to the inter-changeability of the components, hundreds of configurations are possible.

In summary, the VersaCase offers new technology to the market, which gives you the ability to easily maintain and upgrade your system while providing unsurpassed configuration options. VersaCase simplifies changes and extends the life of computers, saving substantial time and money for both companies and individuals.

COMPETITION

We will compete in the computer enclosure market, initially focusing on the high-end PC and entry-level server segments. The computer enclosure market is intensely competitive. Within the enclosure market, we will encounter competition primarily from large domestic enclosure manufacturers and distributors such as California P.C. Products, American Portwell and Antec. To our knowledge, no competing company offers an enclosure which contains all the features and benefits of the VersaCase. As noted above, some major computer assembly firms, e.g., IBM, Gateway, Acer, and Dell, have introduced PC models that contain some modular features that are found in a VersaCase. No one, however, has designed or introduced a model that delivers all the scalable and versatile technology that the VersaCase offers.

We will also encounter strong competition from international computer enclosure companies who sell to worldwide original equipment manufacturers and distributors. These international companies also set up their own distribution networks in international markets, including the United States. The international market is extremely competitive due primarily to aggressive pricing. Examples of international companies include: Chung Long Metal Co., Ltd.; Karrie Industrial Co. Ltd.; Leadertech Systems; Everfit Computer Supply; and Evergreat Group.

The VersaCase is more expensive to purchase than traditional computer enclosures, with a retail price around $400. This price is competitive when compared to higher-end rack mount servers. We will compete in the computer enclosure market by demonstrating the value of the features and benefits of VersaCase. We separate ourselves from other companies now offering computer enclosures by focusing on common sense solutions. VersaCase is convertible technology. Accordingly, it may be used as a single unit, in multiple stacks, rack-mount configuration, or as a workstation. It can be used in a variety of applications including, but not limited to a file server, disk array, or jukebox. Further, non-proprietary components can be used to configure a computer for a specific application, and possibly achieve lower operating costs.

There can be no assurance that we will be able to compete effectively in this marketplace. While unit cost and actual pricing is being established for the product, there is no production and sales history to determine the accuracy of these figures. Therefore, it is not possible to determine whether we can effectively compete with other computer enclosure manufacturers on price alone. An inability to compete with other computer enclosure manufacturers would adversely affect our business, financial condition, and results of operations.

GROWTH STRATEGY

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

Increasing Market Share Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. Once VersaCase is introduced, we expect that there will be significant interest across a number of market segments. The VersaCase is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

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

MARKETING AND SALES

We are implementing brand-building strategies for both the Unitrend and VersaCase brands. Our brand objective is to identify emerging trends in computer-related technologies and to provide streamlined solutions that make those technologies more user friendly. The VersaCase computer enclosure is the first product that we are marketing. We will continue to build equity in the brand by promoting the unique and patented VersaCase features via multiple mediums to diverse market segments.

VersaCase will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and original equipment manufacturers (OEMs). OEM sales and licensing, large corporate and government accounts, and large-volume value added re-seller (VAR) sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We are in the process of establishing a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. Lastly, we will sell the VersaCase and future products directly to end-users through our Internet site. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

PRODUCT

VersaCase is our flagship product. The VersaCase has undergone an extensive development process. Five developmental VersaCase prototypes have been developed, including the yet to be released production-level beta units. These units will undergo rigorous in-house testing as well as field placement at selected sites, which will mirror our more prominent market segments.

The VersaCase is comprised of a number of characteristics and features, such as:

       -      Chassis and outer shell are made of 16-gauge steel.

       - Up to fifteen 3 1/2" drives can be mounted internally onto three independent universal mounting racks.

       - Or six 5 1/4" drives can be mounted onto two independent universal mounting racks.

       - Removable drive bay panels allow for any combination of drive sizes to be installed.

       - Front mounted DB connector for easy laptop docking or serial, SCSI, USB and parallel connections.

       - Front DB connector can be swapped with a wireless infrared connecting port.

       - High-security tumbler lock to protect against unauthorized entry into the computer's interior.

       - Easy to read control panel with LED readouts for Power, Turbo, HHD1 activity, HDD2 activity, Power supply cooling fan failure warning, and Processor cooling fan failure warning, as well as a System Reset switch and Turbo speed switch.

       - 19" Rack-Mount ready chassis with invertible outer shell to maintain EMI/RFI shielding.

       - Ultra-strong construction to allow units to be stacked up to six high with docking pin accessory.

       - Rugged design allows even the heaviest CAD Monitors to be placed on top of unit.

       - Ball bearing drawer sliders with heavy duty 100lb weight capacities, for smooth opening and closing.

       - Removable back plane with 25-pin, 9-pin DB connector ports and RJ port.

       - Optional 10, 12, or 16 slot back planes available for AT, ATX, Passive back plane and other designs.

       - Includes Stable Power Supply (when available) or allows the use of standard Slim power supplies mounted in either a horizontal or vertical position.

       - Rear mounted cable transom to facilitate moving wires when opening and closing chassis drawer.

       - Quick-release power supply base unit used to distribute power to electrical components which accepts optional battery pack for uninterrupted power in case of power supply failure.

       - Removable thread-mounted feet allow unit to be bolted down on or under table, desk, wall, rack, etc.

OPERATIONS

For the design and development of our products, we rely on our founder, Mr. Jelinger. We will look for a skilled work force imbued with a strong work ethic and moderate wage scale for the manufacturing process. In addition, principal suppliers have been selected based on experience and pricing considerations.

Key Suppliers. We will use a large national metals company that is established, well-known and respected in the computer industry, as our major vendor. They will produce the VersaCase chassis through a hard-tool process, and will apply the interior rails and feet to the bottom of the unit. The vendor also has the ability to customize parts with soft-tool applications.

Fulton Industries of Wauseon, Ohio will produce the small steel components that will be used in the VersaCase. Fulton Industries offers over 75 years experience in this market.

Adept Mold of Detroit, Michigan has been selected to supply the plastic components for the VersaCase. Similar to the other vendors, Adept was selected based on its location, price, competitive service, and molding expertise.

We intend to establish a comprehensive quality control system and will seek ISO 9000 compliance from the International Standards Organization. Our intent is to base our quality control program around preventative logic rather than a detection philosophy and practice. This will be accomplished by establishing a rigorous inspection protocol at each assembly station. Documentation will be accomplished by computer-generated evaluation methodologies.

RESEARCH AND DEVELOPMENT

Apart from tooling costs of $1,469,429, as of December 31, 2000, we have invested $529,943 in research and development. To date, our primary focus has been the development of the VersaCase. We are developing accessories that will further enhance the VersaCase, and allow for further customization. It is our intent to continue to innovate by developing similar products that will enable a computer user to save time and money while upgrading and repairing his or her computer. The design of a unique power supply unit is nearing completion, although we have already received one patent on the power supply, and expect to seek others. Other product designs are also on the drawing board. There is no guarantee that any of these products will become viable revenue sources.

We believe timely introduction of new and enhanced products will be essential to maintaining a competitive edge. However, we make no representation or guarantee that we will be able to establish or maintain a competitive edge in the marketplace. Consequently, the human and financial commitment to research and development will increase proportionately to meet these demands.

At December 31, 2000, we had a total of eight full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. We consider our employee relations to be good.

Item 2. Properties

Unitrend's headquarters comprise approximately 10,000 square feet of space in an office building owned by the Company at 4665 West Bancroft Street, Toledo, Ohio 43615. The building houses the Company's principal executive offices, as well as limited laboratory and technical development space.

Item 3. Legal Proceedings

Two former employees, spouses to each other, filed suit against the company in April 2000 requesting the return of their investment of $250,000. The suit was filed in the United States District Court in Hawaii based on Hawaii state securities law. The United States District Court in Hawaii removed the case to the United States District Court in Ohio for lack of jurisdiction. The Company believes this lawsuit has no merit and intends to vigorously defend itself.

On November 16, 2000, we were served with notice of a lawsuit filed in the Lucas County Court of Common Pleas. This suit was instituted by a former employee of the Company, who seeks an unspecified monetary judgment in an amount greater than $25,000 relating to claims of consulting fees and back wages. We have filed a counterclaim against this former employee and intend to vigorously defend our self in this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity and Related Stockholder Matters.

None

Item 6. Management's Discussion and Analysis or Plan of Operation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our "Selected Consolidated Financial Data" and our financial statements and accompanying notes. This document contains forward-looking statements that involve risks and uncertainties. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Actual results may differ materially from those indicated in forward-looking statements.

OVERVIEW

We invent and market computer-related products designed to make technology simple, accessible and affordable through modularity. We have exclusive rights to patented and patent pending products and technology for certain computer-related products. Our VersaCase computer enclosure system, which we have begun marketing to businesses and other entities employing computer servers, allows users to quickly access computer components by incorporating a pull-drawer design of high modularity, thus reducing downtime and extending the service life of information technology.

We are a development stage company that commenced operations in April 1996 and has incurred significant losses since that date. In 1998, we acquired Server Systems Technology, Inc. (SSTI), a related Ohio corporation formed September 27, 1994. SSTI held the patent on technology crucial to the VersaCase line of products. We acquired SSTI in a stock-for-stock exchange. Also in 1998, we incorporated Osborne Manufacturing Inc. (OMI) as an Ohio Corporation to function as the business entity for a joint venture between our Company and one of our employees. OMI is to act as the primary assembling and shipping facility for our line of products. We presently hold a majority interest in OMI, which will be reduced to a minority interest three years after the commencement of OMI's production of the VersaCase units for the Company. To date, we have not generated any revenues from sales of our patented and patent pending products or through licensing agreements, but have relied on private financing and loans from our founder. Furthermore, we have not yet been profitable since our inception and expect to incur additional operating losses in 2001 and 2002 as we ramp up for production and sales of our VersaCase product. As of December 31, 2000, we had an accumulated deficit in the development stage of approximately $10,670,000. At December 31, 2000 we had available net operating loss carry forwards of approximately $5.2 million for federal income tax reporting purposes which begin to expire in 2011. To date our operations have consisted predominately of incidental sales of computer components while we have principally concentrated on the progression of the VersaCase enclosure and related products. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses through the second quarter of 2003. Expenses incurred have been primarily for development of the VersaCase enclosure system, tooling and administrative support. We expect to incur significant engineering, pre-production, sales, general and administrative expenses, and as a result, we will need to generate significant revenue to achieve profitability. Additionally, our lack of operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters. Although our core management team has worked together for several years, none of the present members of management has extensive experience in managing a large public business in the computer industry. We intend to hire accomplished individuals in the industry to supplement our current management team. However, we cannot assure that we will be able to attract and retain such persons.

The Company has conducted extensive research and development activities since its inception at a variety of levels. Such activities have primarily focused on market research, marketing, sales and distribution, current technologies, emerging technologies, manufacturing, tool production and analysis, engineering (structural, mechanical, and electronic/electrical) and product development. The Company has engaged various consultants to assist in some of these matters. The Company initially had a two to three year time line for developing and placing its initial products into the market. However early in 1998, toward the end of the initial product development cycle, the computer industry announced sweeping changes to its 20-year old standard in internal design layouts. These changes caused the computer industry to adopt a new standard. Substantial changes in the future are not to be expected for at least ten years. This caused the Company to redesign its products prior to commencement of the development of tooling and dies. These changes caused delays and deviations from the initial timeline. An additional delay were caused by the Company's underestimation of the complications involved in developing the tools and dies necessary to produce the Company's products (up to six months may be required per tool). Additionally, a significant number of these tools cannot be built concurrently with one another because the parts produced by the core tool must be compared and checked against industry standards before other tools based upon that part may be engineered. The VersaCase product alone has more than 200 parts, with most of those components having been invented by the Company. To build the VersaCase more than 40 tools have to be designed, machined and built. The total cost for tooling to date is $1,469,429 with an additional $2,427,498 needed to complete tooling, and for various marketing activities including but not limited to developing a selling proposition, conduct naming and nomenclature, developing branding elements and launch material formats, design a trade show exhibit booth, and further develop the web site prior to full-scale production. There was a decline from approximately $1,100,000 spent on tooling in 1998 compared to $190,000 spent in 1999 and $40,000 spent in 2000. This decrease is due to thirty-five tools being launched in 1998 as opposed to only six tools in 1999 and one tool in 2000.

The Company has applied for 14 patents with respect to its products of which six have been granted to date. Patent prosecution is also a source of delay and considerable expense for the Company. To fully prosecute a patent may take several years, depending on the type of patent and the number of competing or similar patents. However, the Company believes that patenting its products is key to protecting the value of tits ideas and it s business plans. In addition to hiring patent attorneys, engineers and designers as consultants to help develop the Company's products, the Company has also hired consultants to help with the marketing of its products. At the present time, the design of the VersaCase is complete and the Company has produced several working prototypes. The tools and dies necessary to manufacture this product have been designed and engineered and "soft" tools have been produced in order to enable the Company to produce the prototypes. Funds are still required in order to produce the "hard" tooling which will enable the Company to go into full-scale production of the VersaCase product. As more expertise has been required to complete the Company's products and to go into production, the Company has hired additional staff. Obviously, as the VersaCase product has neared completion, it has been necessary for the Company to hire additional staff in order to ramp up its ability to produce, market and distribute this product. The Company expects to continue to hire additional staff to meet its business challenges as it gets closer to full-scale operations.

We expect that our initial revenues will primarily be derived from direct sales of our VersaCase computer enclosure system to businesses specializing in providing remote server-related services and larger entities which own onsite server-based network equipment. We expect that substantially all of our revenue through the fourth quarter of 2002 will be derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. In addition to revenue derived from direct sales, we expect that revenue through indirect distribution channels will increase in future periods. While computer case sales are generally not affected by seasonality, sales fluctuations may be tracked by changes in computer standards as those changes relate to the layout of components within computer cases. Where strategically beneficial, we believe that we will be able to enter into strategic alliances with companies focusing on the development of computer peripherals, logic boards and power supplies. Our notion that we can develop such strategic relationships stems from the idea that entities with a vested interest in computer components used inside computer enclosures will profit from the perpetuation of open architecture in server-based computer network equipment. To date, we have not entered into any such alliances, and the creation of such alliances cannot be guaranteed.

We plan to initially sell and distribute the VersaCase to two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and original equipment manufacturers
(OEMs). OEM sales and licensing, large corporate and government accounts, and large-volume value added re-seller (VAR) sales will be managed by the company's direct sales organization. Sales to all other organizations will be through distributors. We are in the process of establishing a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. Lastly, we will sell the VersaCase and future products directly to end-users through our Internet site. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including, but not limited to; trade and consumer advertising, public relations, and trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 compared to Year Ended December 31, 1999
---------------------------------------------------------------------

We had no net revenues in the year ended December 31, 2000 ("2000") or in the year ended December 31, 1999 ("1999"). Consequently, there was no cost of revenues or gross profit in 2000 or 1999.

We incurred an operating loss of $1,239,727 in 2000, compared to an operating loss of $1,238,862 in 1999, an increase of $865. Our operating loss for 2000 was consistent with 1999.

Research and development expenses, which were expensed as they were incurred, consist primarily of salaries and related expenses for personnel engaged in engineering and development, fees paid to research and engineering consultants and outside service providers, costs for prototypes and test units, and other expenses related to the design, development, testing and enhancements of VersaCase and our future products. Our research and development expenses increased to $21,035 in 2000 from $6,523 in 1999, an increase of 222%. This increase was due to a consulting fee paid during 2000 to an international product design and consulting firm to examine the Company's products for possible improvement suggestions prior to the commencement of full-scale production.

There was a decline from $189,081 in 1999 to $40,000 in 2000 spent on tooling and dies for the VersaCase. This decrease is due to six tools being launched in 1999 as opposed to only one tool in 2000. The total future tooling commitments remaining as of December 31, 2000 totaled $365,295.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and accounting services, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses decreased to $1,218,692 in 2000 from $1,232,339 in 1999, a decrease of 1%. This change was due primarily to an 89% decrease in promotional activities, advertising activities and a reduction in Internet expense. These costs decreased due to the Company no longer outsourcing the corporate website design and maintenance as of March 31, 2000. By bringing the website in-house, we were able to significantly reduce associated costs as well as increase our control over updating our website in a timely fashion. We expect that selling, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations domestically, initiate additional marketing programs, establish sales offices in new locations and incur additional costs related to the growth of our business and our operations as a public company. Our professional fees increased to $170,146 in 2000 as compared to $88,769 in 1999, an increase of 92%. This increase is due to professional assistance directly relating to the Company's numerous filings with the United States Securities and Exchange Commission. The Company saw decreases of approximately $87,210 in contract labor and computer supplies during the year 2000 as compared to 1999.

During 2000, 78,102 stock options were granted to non-employees at an exercise price of $0.50 each, under our 1999 Stock Option Plan. As of December 31, 2000, 3,792,102 total options remain exercisable by non-employee consultants at a strike price of $0.50 each. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying consolidated financial statement, using the fair market value of the services rendered or the options granted on the date of issuance. During 2000, 218,270 options were cancelled and 12,000 were exercised. We recognized $11,844 of compensation expense to non-employees relating to these options during 2000, compared to $7,868 in 1999, an increase of approximately 51%. We determined that the per share weighted average fair value of post-splits stock options granted during 2000 was $0.50 on the date of grant.

Accrued payroll and related taxes increased to $517,755 at December 31, 2000 as compared to $14,922 at December 31, 1999. Since April 1, 2000, the employees have agreed to defer compensation for their services until such a time that the Company's cash flow deficiencies are satisfied. Interest expense decreased to $39,006 in 2000 compared to $97,268 in 1999, a decrease of 60%. This decrease in interest expense is attributed directly to our President/majority stockholder forgiving loans to the Company of $2,171,854 and accrued interest of $69,942 on March 31, 2000. This was accounted for as contributed capital.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998
---------------------------------------------------------------------

We had no net revenues in the year ended December 31, 1999 ("1999") or in the year ended December 31, 1998 ("1998"). Consequently, there was no cost of revenues or gross profit in 1999 or 1998.

We incurred an operating loss of $1,238,862 in 1999, compared to an operating loss of $1,013,776 in 1998, an increase of 22%. The increase in operating losses is attributable to increased salaries from hiring additional full-time and part-time employees and increases in wages to existing employees as well as additional costs of outside consultants and companies hired by the Company to aid in its marketing and production efforts.

Research and development expenses, which were expensed as they were incurred, consist primarily of salaries and related expenses for personnel engaged in engineering and development, fees paid to research and engineering consultants and outside service providers, costs for prototypes and test units, and other expenses related to the design, development, testing and enhancements of VersaCase and our future products. Our research and development expenses decreased to $6,523 in 1999 from $206,956 in 1998, a decrease of 97%. This decrease is due to the finalization in 1998 of many design elements of our initial products as we prepare to produce those products. We believe that research and development is critical to our strategic product development objectives and intend to enhance our products and technology to meet the changing requirements of the market demand.

There was a decline from $1.1 million in 1998 to $189,081 in 1999 spent on tooling and dies for the VersaCase. This decrease was due to thirty-five tools being launched in 1998 as opposed to only six tools in 1999. In 1998, most component designs were finalized; therefore purchase orders were submitted for those tools. The tooling commitments as of December 31, 1999 total $405,295.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and finance, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses increased to $1,232,339 in 1999 from $806,820 in 1998, an increase of 53%. This increase was due to salaries from hiring additional full-time and part-time employees and increases in wages to existing employees as well as additional costs of outside consultants and companies hired by the Company to aid in its marketing and production efforts.

Our prosecution costs decreased to $1,980 in 1999 from $2,208 in 1998, a decrease of 10%. This decrease is reflective of the typically more significant initial costs associated with the pursuit of patent protection.

During 1999, stock options were issued to employees and certain non-employee consultants, which were formalized in writing under our 1999 Stock Option Plan. As of December 31, 1999, 3,944,270 total options were granted to non-employee consultants at a strike price of $0.50 each. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying consolidated financial statement, using the fair market value of the services rendered or the options granted on the date of issuance. We recognized $7,868 of compensation expense to non-employees relating to these options during 1999, compared to $55,316 in 1998, a decrease of 86%. This decrease in compensation expense relating to options granted to non-employees results from the issuance of 639,730 fewer options in 1999 compared to 1998. We determined that the per share weighted average fair value of post-splits stock options granted during 1999 was $0.50 on the date of grant.

Interest expense increased to $97,268 in 1999 compared to $61,387 in 1998, an increase of 58%. This increase in interest expenses is attributed directly to notes payable to the founder, issued in 1998 and 1999, which have an interest rate calculated as the prime rate on the first business day of the year, payable in ten equal annual installments after we are profitable for one year. This note was forgiven by the founder in March, 2000.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997
---------------------------------------------------------------------

We had no net revenues in the year ended December 31, 1998 ("1998") or in the year ended December 31, 1997 ("1997"). Consequently, there was no cost of revenues or gross profit in 1998 or 1997.

We incurred an operating loss of $1,013,776 in 1998, compared to an operating loss of $1,292,747 in 1997, a decrease of 22%. This decrease in operating losses is tied to reduction of wages associated with the elimination of certain full-time employment positions, reduction in rent, and the transitional reduction in costs of outside consultants and companies hired by the Company to aid in its marketing and production efforts.

Research and development expenses, which were expensed as they were incurred, consist primarily of salaries and related expenses for personnel engaged in engineering and development, fees paid to research and engineering consultants and outside service providers, costs for prototypes and test units, and other expenses related to the design, development, testing and enhancements of VersaCase and our future products. Our research and development expenses decreased to $206,956 in 1998 from $213,898 in 1997, a decrease of 3%. This decrease is primarily tied to the elimination of certain outside research and development consulting in favor of in-house engineering efforts, as well as a reduction in overall research and development costs due to the finalization of initial design analyses.

VersaCase tooling expenditures increased in 1998 to $1.1 million as opposed to only $116,000 spent in 1997. This can be credited to purchase orders for nine tools being submitted in 1997 as opposed to thirty-five tools in 1998. The finalization of most component designs was also made in 1998, which directly contributed to the majority of the tools being launched in this year.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and finance, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses decreased to $806,820 in 1998, from $1,078,849 in 1997, a decrease of 25%. This decrease is primarily due to cost-cutting efforts by our management.

Our Prosecution costs decreased to $2,208 in 1998 from $10,774 in 1997, a decrease of 80%. This decrease is linked directly to the more significant initial costs associated with the pursuit of patent protection.

During 1998, stock options were issued to employees and certain non-employee consultants, which were formalized in writing under our 1999 Stock Option Plan. As of December 31, 1998, 3,846,000 total options were granted to non-employee consultants at a strike price of $0.50 apiece. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying consolidated financial statement, using the fair market value of the services rendered or the options granted on the date of issuance. We recognized $55,316 of compensation expense to non-employees relating to these options during 1998, as compared to $252,011 in 1997, a decrease of 78%. This decrease in compensation expense relating to options granted to non-employees results from the issuance of 2,230,000 fewer options in 1998 compared to 1997. We determined that the per share weighted average fair value of post-splits stock options granted during 1998 was $0.50 on the date of grant.

Interest expense in 1998 increased to $61,387. There was no interest expense recorded in 1997. This interest expense is attributed directly to a note payable to the founder issued in 1998, which has an interest rate calculated as the prime rate on the first business day of the year, payable in ten equal annual installments after we are profitable for one year. The founder made no similar loans in 1997.

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily through private placements of equity securities, which provided aggregate net proceeds of approximately $2,620,000 and net loans from founder received from inception of $2,450,000. At December 31, 2000, our cash balance was $43,739. Since that date, we have received additional proceeds from founder's loans and the Company's cash position fluctuates. The Company expects founder's loans to continue funding the Company's operations until the time that such loans are not necessary. The cash requirement needed to complete production tooling and infrastructure of VersaCase is approximately $2,500,000, of which $365,295 was contractual committed to as of December 31, 2000. Production could feasibly start mid 2002 and would require approximately $5,000,000 to begin initial ramp-up production for a 90 day period.

Net cash used in operating activities for the years ended 2000 and 1999 was $627,134 and $1,526,703, respectively. Our net cash flow used by investing activities was $78,221 in 2000 and $288,532 in 1999 and relates primarily to capitalized tooling costs and other equipment purchased. Net cash inflow from financing activities was $740,315 in 2000 and $1,822,123 in 1999.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the company to commence manufacturing of its VersaCase product. Ultimately, the company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the company plans to raise sufficient funds to commence manufacturing through the advancement of monies by its founder. While funds advanced from the founder may enable the company to commence manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 ISSUES

We completed our assessment of internal systems that could be affected by the Year 2000 issue prior to December 31, 1999 and found that our computer systems would properly utilize dates past December 31, 1999. We did not experience any significant problems associated with Year 2000 issues, and we are not aware that any of our vendors or suppliers experienced any such problems.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, which delayed the implementation of SAB No. 101 "Revenue Recognition in Financial Statements" until the fourth quarter of fiscal years beginning after December 15, 1999. We do not expect the adoption of SAB No. 101 to have an impact on our financial conditions or results of operations.

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." We do not expect the adoption of SFAS No. 138 or 133 to have an impact on our financial conditions or results of operations.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require use of the purchase methods of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized after adoption of SFAS 141 and
142. Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company is expecting that these new pronouncements will not have a material effect to prospective financial statements of the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal years beginning after June 15, 2002. This statement requires companies to recognize asset retirement liabilities when they are incurred, measure them at their fair value, and classify the accrued amount as a liability in the balance sheet. Additionally, the recorded asset retirement liability is accreted to the ultimate payout amount, with the accretion being classified as interest expense. The Company does not expect the adoption of this statement to have a material impact on its financial position and its results of operations

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Live Assets" which will be effective for fiscal years beginning after December 31, 2001. This statement address accounting for the impairment or disposal of long-lived assets by requiring one accounting model to be used for long-lived assets to be disposed if by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposable transactions. The effect of adoption of this new pronouncement is unknown at this time and Management is assessing the impact of adoption, if any, at the present time.

Item 7.  Financial Statements

                          UNITREND, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   * * * * * *

                       DECEMBER 31, 2000, 1999, 1998, AND
                       FOR THE PERIODS FROM THE INCEPTION
                          DATE OF SEPTEMBER 27, 1994 TO
                                DECEMBER 31, 2000

                                 C O N T E N T S





                                                                       Page

INDEPENDENT AUDITORS' REPORT                                              3

CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEETS                                                   4

         STATEMENTS OF OPERATIONS                                         5

         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                     6

         STATEMENTS OF CASH FLOWS                                         8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               10

To the Stockholders
Unitrend, Inc.
Toledo, Ohio

                          INDEPENDENT AUDITORS' REPORT


         We have audited the accompanying consolidated balance sheets of Unitrend, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999, 1998, and for the period from the inception date of September 27, 1994 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitrend, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999, 1998, and for the period from the inception date of September 27, 1994 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company is in the development stage, has suffered development stage losses, and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the going concern note in the accompanying notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBQ PARTNERS LLP

Columbus, Ohio
December 20, 2001

                         UNITREND, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


================================================================================
                                     ASSETS

                                                               2000             1999
                                                           ------------     ------------
CURRENT ASSETS
  Cash                                                     $     43,739     $      8,779
  Current portion of notes receivable                                 -           22,458
  Prepaid expenses                                                    -           19,830
                                                           ------------     ------------
    Total current assets                                         43,739           51,067
                                                           ------------     ------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                           67,485           67,485
  Building and improvements                                     376,385          376,385
  Furniture and fixtures                                         83,115           72,295
  Computer equipment                                            151,064          125,054
  Computer software                                              46,719           45,328
  Automobiles                                                    15,937           15,937
  Tooling and dies under construction                         1,469,429        1,429,429
                                                           ------------     ------------
                                                              2,210,134        2,131,913
  Less accumulated depreciation                                (235,248)        (198,879)
                                                           ------------     ------------
    Net property and equipment                                1,974,886        1,933,034
                                                           ============     ============

OTHER ASSETS

  Patent licensing costs, net of accumulated amortization        28,924           30,790
  Loan costs, net of accumulated amortization                     2,724            3,813
  Notes receivable                                                    -           11,550
                                                           ------------     ------------
    Total other assets                                           31,648           46,153
                                                           ------------     ------------

    TOTAL ASSETS                                           $  2,050,273     $  2,030,254
                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                         $    338,176     $    364,358
  Current portion of note payable                               248,073          264,224
  Accrued payroll and sundry taxes                              517,755           14,922
                                                           ------------     ------------
    Total current liabilities                                 1,104,004          643,504
                                                           ------------     ------------

NOTES PAYABLE - RELATED PARTY                                    32,466        1,703,854
                                                           ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value                                  3,557,503        3,301,503
  Additional paid-in capital                                  8,023,695        5,770,055
  Deficit accumulated in the development stage              (10,667,395)      (9,388,662)
                                                           ------------     ------------

    Total stockholders' equity (deficit)                        913,803         (317,104)
                                                           ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  2,050,273     $  2,030,254
                                                           ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                                       (4)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

================================================================================


                                                                                                    September 27,
                                                                                                        1994
                                                   Year Ended       Year Ended      Year Ended    (Date of Inception)
                                                  December 31,     December 31,    December 31,     to December 31,
                                                      2000             1999            1998             2000
                                                 ----------------  --------------  --------------  ---------------
        Sales                                      $         -      $         -      $         -     $        603

        Research and development
          expenses                                     (21,035)          (6,523)        (206,956)        (529,943)

        Selling, general and
          administrative expenses                   (1,218,692)      (1,232,339)        (806,820)      (9,917,972)
                                                   -----------      -----------      -----------     ------------
        Operating loss                              (1,239,727)      (1,238,862)      (1,013,776)     (10,447,312)

        Interest income                                      -            1,546                -            1,546

        Interest expense                               (39,006)         (97,268)         (61,387)       (1197,661)
                                                   -----------      -----------      -----------     ------------
        Net loss before cumulative
          effect of change in accounting
          principle                                 (1,278,733)      (1,334,584)      (1,075,163)     (10,643,427)

        Cumulative effect of change in
          accounting principle                               -                -          (23,968)         (23,968)
                                                   -----------      -----------      -----------     ------------
        Net loss                                   $(1,278,733)     $(1,334,584)     $(1,099,131)    $(10,667,395)
                                                   ===========      ===========      ===========     ============
        Basic and diluted loss per share:

          Before cumulative effect of
            of change in accounting
            principle                              $     (0.02)     $     (0.02)     $     (0.02)    $      (0.16)

          Cumulative effect of change in
            accounting principle                             -                -                -                -
                                                   -----------      -----------      -----------     ------------

          Net loss                                 $     (0.02)     $     (0.02)     $     (0.02)    $      (0.16)
                                                   ===========      ===========      ===========     ============
        Weighted average shares outstanding
          used to compute basic and
          diluted loss per share                    69,456,336       69,059,567       67,471,023       66,622,136
                                                   ===========      ===========      ===========     ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                      (5)

                         UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  For the Years Ended December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

================================================================================


                                                                                          Deficit
                                                                                        Accumulated
                                                Common Stock             Additional      During the
                                       ------------------------------     Paid-In       Development
                                            Shares          Amount         Capital          Stage           Total
                                       ---------------   ------------   -------------  ---------------  -------------
        BALANCE -
          SEPTEMBER 27, 1994
          (DATE OF INCEPTION)                       -     $        -      $        -     $         -     $         -

        Sale of stock to founders for
          cash at .000006 per share
          on September 27, 1994            17,500,000            100         454,910               -         455,010

        Sale of common stock
          to founder for cash at
          $0.000002 per share on
          April 12, 1996                   45,296,000            113               -               -             113

        Stock options issued on
          July 2, 1996                              -              -       4,999,950                       4,999,950

        Net loss since inception to
          December 31, 1996                         -              -               -      (5,662,200)     (5,662,200)
                                       --------------     ----------      ----------     -----------     -----------
        BALANCE -
          DECEMBER 31, 1996                62,796,000            213       5,454,860      (5,662,200)       (207,127)

        Exercise of stock options
          for common stock at
          $0.000005 per share on
          December 10, 1997                10,000,000             50               -               -              50

        Stock options issued on
          January 15 and
          November 26, 1997                         -              -         252,011               -         252,011

        Cancellation of stock options
          for common stock at
          $0.000005 per share on
          December 31, 1997               (10,000,000)           (50)              -               -             (50)

        Net loss - 1997                             -              -               -      (1,292,747)     (1,292,747)
                                       --------------     ----------      ----------     -----------     -----------
        BALANCE -
          DECEMBER 31, 1997                62,796,000            213       5,706,871      (6,954,947)     (1,247,863)



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       (6)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
  For the Years Ended December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

================================================================================

                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock          Additional      During the
                                          ---------------------------     Paid-In        Development
                                             Shares          Amount       Capital           Stage          Total
                                          ------------   ------------  -------------    ------------   -------------
     BALANCE -
       DECEMBER 31, 1997                    62,796,000            213      5,706,871     (6,954,947)     (1,247,863)

     Sale of common stock for
       cash at $0.50 per share
       from January 17 to
       April 13, 1998                        5,812,260      2,906,130           --             --         2,906,130

     Stock options issued on
       January 15, August 1,
       and August 31, 1998                        --             --           55,316           --            55,316

     Net loss - 1998                              --             --             --       (1,099,131)     (1,099,131)
                                          ------------   ------------   ------------   ------------    ------------

     BALANCE -
       DECEMBER 31, 1998                    68,608,260      2,906,343      5,762,187     (8,054,078)        614,452

     Sale of common stock for
       cash at $0.50 per share
       from January 1 to                       770,320        385,160           --             --           385,160
       June 30, 1999

     Stock options issued on
       January 15, August 10,
       August 15, and
       November 29, 1999                          --             --            7,868           --             7,868

     Common stock issued for
       services at $2.00 per share
       on August 30, 1999                        5,000         10,000           --             --            10,000

     Net loss - 1999                              --             --             --       (1,334,584)     (1,334,584)
                                          ------------   ------------   ------------   ------------    ------------

     BALANCE -
       DECEMBER 31, 1999                    69,383,580      3,301,503      5,770,055     (9,388,662)       (317,104)

     Stock options issued on
       January 2, January 3, February 3,
       March 1, and June 5, 2000                  --             --           11,844           --            11,844

     Forgiveness of loans by
       majority stockholder on
       March 31, 2000                             --             --        2,241,796           --         2,241,796

     Exercise of stock options at $0.50
       per share on October 11 and
       December 19, 2000                        12,000          6,000           --             --             6,000

     Majority stockholder exercised
       options at $0.50 per share
       on December 1, 2000                     500,000        250,000           --             --           250,000

     Net loss - 2000                              --             --             --       (1,278,733)     (1,278,733)
                                          ------------   ------------   ------------   ------------    ------------

     BALANCE -
       DECEMBER 31, 2000                    69,895,580   $  3,557,503   $  8,023,695   $(10,667,395)   $    913,803
                                          ============   ============   ============   ============    ============


                   The accompanying notes are an integral part of the consolidated financial statements.

                                      (7)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

================================================================================


                                                                                                             September 27, 1994
                                                          Year Ended       Year Ended        Year Ended     (Date of Inception)
                                                         December 31,     December 31,      December 31,      to December 31,
                                                            2000             1999              1998                 2000
                                                       ---------------  ----------------  ----------------  -------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                       $(1,278,733)      $(1,334,584)       $(1,099,131)       $(10,667,395)
                                                        -----------       -----------        -----------        ------------
         Adjustments to reconcile net loss to
           net cash used in operating activities:
             Change in accounting principle                       -                 -             23,968              23,968
             Options issued for services                     11,844             7,868             55,316           5,326,989
             Depreciation and amortization                   39,324            35,265             34,673             246,971
             Bad debt                                        34,008             8,149                  -              42,157
             Accrued interest income                              -           (1,545)             (1,546)             (3,091)
             Common stock issued for services                     -            10,000                  -              10,000
           (Increase) decrease in operating assets:
             Prepaid expenses                                19,830                 -            (19,830)                  -
             Other assets                                         -                 -              5,537                   -
           Increase (decrease) in operating liabilities:
             Accounts payable                                43,760          (210,181)           454,771             408,118
             Accrued payroll and sundry taxes               502,833           (41,675)          (138,170)            517,755
                                                        -----------       -----------        -----------        ------------
               Total adjustments                            651,599          (192,119)           414,719           6,572,867
                                                        -----------       -----------        -----------        ------------

           Net cash used in operating activities          (627,134)        (1,526,703)          (684,412)         (4,094,528)
                                                        -----------       -----------        -----------        ------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Payment for patent licensing costs                      -            (31,723)                 -             (31,723)
         Purchase of property and equipment                (78,221)          (263,809)        (1,540,723)         (2,210,134)
         Loans to related parties                                -                  -                  -             (18,191)
         Repayment from (loans to) other entities                -              7,000              7,999             (23,916)
         Repayment from employee                                 -                  -              3,041               3,041
         Payment of organizational cost                          -                  -                  -             (30,168)
         Repayment from stockholder                              -                  -             49,430                   -
                                                        -----------       -----------        -----------        ------------
           Net cash used in investing activities           (78,221)         (288,532)         (1,480,253)         (2,311,091)
                                                        -----------       -----------        -----------        ------------



                   The accompanying notes are an integral part of the consolidated financial statements.

                                       (8)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


                                                                                                            September 27, 1994
                                                         YEAR ENDED       Year Ended       Year Ended       (Date Of Inception)
                                                        DECEMBER 31,     December 31,     December 31,        To December 31,
                                                           2000             1999             1998                 2000
                                                       -------------   ---------------  ---------------   ------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of loan costs                                      -               -           (5,448)              (5,448)
         Loan from stockholder                                742,288       1,545,323          123,737            2,446,142
         Loans from employees                                   8,178               -                -                8,178
         Proceeds from note payable                                 -               -          290,000              290,000
         Payments on note payable                             (16,151)        (16,110)          (9,566)             (41,927)
         Proceeds from sale of common stock
           and exercise of stock options                        6,000         292,910        1,865,430            2,619,563
         Payments for stock rescissions                             -               -          (97,920)            (134,170)
         Sales of stock subject to rescission
           for cash                                                 -               -                -            1,267,020
                                                        -------------   -------------   --------------   ------------------
           Net cash provided by
             financing activities                             740,315       1,822,123        2,166,233            6,449,358
                                                        -------------   -------------   --------------   ------------------

           Net increase in cash                                34,960           6,888            1,568               43,739

       Cash - beginning of year                                 8,779           1,891              323                    -
                                                        -------------   -------------   --------------   ------------------

       Cash - end of year                                      43,739   $       8,779   $        1,891   $           43,739
                                                        =============   =============   ==============   ==================

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
           Interest                                     $      35,672   $      26,298   $       61,387   $          127,823

       SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
         During the year ended December 31, 2000 the President/Majority Stockholder forgave loans to the company of $2,171,854 and accrued interest of $69,942.  The forgiveness of debt was accounted for as additional paid-in capital. The President/
         Majority Stockholder also exercised 500,000 options to purchase stock, during the year ended December 31, 2000, at a price of $0.50 per share by forgiving debt of $250,000.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                      (9)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


NATURE AND SCOPE OF BUSINESS

      Unitrend, Inc. (the Company), a Nevada corporation as of January 1999, formerly an Ohio corporation, is a development stage company formed to produce computer ergonomic enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. Expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which have resulted in an accumulated deficit in the development stage of approximately $10,670,000.

      On April 16, 1998, the Company formed another entity called Osborne Manufacturing, Inc. (OMI). The Company owns sixty percent of OMI and a current employee owns the remaining forty percent. The Company's ownership will be reduced to forty percent three years after the commencement of OMI's production of the "VersaCase(R)" units for the Company. OMI was organized to do all of the production of "VersaCase(R)" units as well as manufacturing for other entities. The Company has advanced OMI monies for operating expenses and expects to be repaid in full. Total advances as of December 31, 2000 and 1999 were $409,083 and $283,943, respectively. Interest is being accrued on the outstanding balance of the advances at 8.25%. The total accrued interest was $39,138 and $11,804 at December 31, 2000 and 1999, respectively. All intercompany balances have been eliminated in the accompanying consolidated financial statements. Expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which have resulted in an accumulated deficit in the development stage of approximately $280,000.

      The Company merged with Server Systems Technology, Inc., (SSTI) effective December 15, 1998. SSTI was formed September 27, 1994. It owns several patents that are key to the Company's products, but otherwise has ceased its development stage operations when the Company was formed in April 1996. SSTI and the Company were entities under common control prior to the merger.

      Generally accepted accounting principles require the merger of entities under common control to be accounted for in a manner similar to pooling of interest accounting. SSTI's assets, liabilities and stockholders' equity were recorded at historical cost as of the effective date of the transaction. At the time of the merger, SSTI's recorded assets were not material and there were no liabilities. Additionally, it had ceased its development stage operations upon the commencement of activities by the Company. The patents held by SSTI were deemed to have approximately a $10,000,000 market value and, therefore, 17,500,000 shares of the Company were issued to stockholders of SSTI at the time of the merger.

      The financial statements prior to December 31, 1999, have been restated to reflect the assets acquired and the issuance of stock to the stockholders of SSTI. Additionally, the consolidated statements of operations have been restated to reflect $449,625 of selling, general and administrative expenses that were incurred by SSTI from September 27, 1994 to April 11, 1996. As noted previously, SSTI had ceased operations in April 1996. This restatement increased the basic and fully diluted loss per share by $.01 for the period prior to April 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

                                   (Continued)
                                      (10)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Company for 2000, 1999 and 1998, in entirety, and include the financial statements of its 60% owned Subsidiary from its inception date of April 16, 1998. All material intercompany balances and transactions are eliminated in consolidation.

      PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Furniture, fixtures, computer software, automobiles, and computer equipment are depreciated over lives ranging from three to ten years. Building and improvements are depreciated over lives of 40 years. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that neither improve nor extend the life of the respective assets are charged to expense as incurred. Property and equipment is reviewed for impairment whenever circumstances change and there is an indication that the carrying amount of any given asset or group of assets is not recoverable.

      Recoverability is assessed based on criteria that includes a significant decrease in the market value of the asset, its use has changed, legal or business factors adversely affect the asset's value, a history of cash flow losses and continued asset losses are forecasted as well as other factors that may give rise to a potential decrease in an asset's value. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company has capitalized certain costs related to the construction of tooling and dies to be used in the manufacturing process. These costs consist of amounts paid to outside vendors for the actual manufacturing of the tools and dies. The cost of the tooling and dies is not being depreciated until such time as the Company commences manufacturing.

      PATENT COSTS

      Patent costs, which consist of the costs to obtain certain patents, are being amortized over the 20-year life of such patents. The patents are being shown net of amortization on the consolidated financial statements. Accumulated amortization was $2,799 and $933 at December 31, 2000 and 1999, respectively. The Company's existing patents begin to expire in April 2016.

      LOAN COSTS

      Loan costs are being amortized over the life of the loan and are shown net of amortization. Accumulated amortization was $2,724 and $1,635 at December 31, 2000 and 1999, respectively.

      RESEARCH AND DEVELOPMENT

      All research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2000, 1999, 1998 and for the period from the date of inception on September 27, 1994 to December 31, 2000 amounted to $21,035, $6,523, $206,956, and $529,943, respectively.

      STATEMENT OF CASH FLOWS

      For the purpose of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

                                   (Continued)
                                      (11)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      On January 1, 1998 the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" that requires all start-up costs previously capitalized by the Company to be expensed. The cumulative effect of the change in accounting principles is reflected in the consolidated statements of operations. All start-up costs incurred after adoption of the statement will be expensed as incurred.

NOTES RECEIVABLE

      As of December 31, 1999, the Company was owed $34,008 from two unrelated parties under note agreements that included interest at 5%. The notes were unsecured and were due December 31, 2000 and July 31, 2001, respectively. During 2000, the notes were deemed uncollectible and were recorded as such in the accompanying consolidated financial statements.

NOTES PAYABLE - RELATED PARTY

                                                                                      2000                1999
                                                                                  -----------          ------------
           The Company is obligated on several notes to the President and majority stockholder. Interest is at prime (9.50% and 8.25% as of
            December 31, 2000 and 1999, respectively) and the principal is due in ten annual installments after the Company is profitable for one year. During 2000, the President agreed to forgive $2,171,854 of the notes. These amounts have been reflected as additional paid-in capital in the accompanying consolidated financial statements.

                                                                                   $    32,466          $ 1,703,854
                                                                                   ===========          ===========

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the related party payables approximates the recorded value.

NOTE PAYABLE

      The Company has a note payable with a bank that was used to finance the acquisition of the building. The note is payable in monthly installments of $1,611 plus interest which is charged at the prime rate plus 1 1/2 % (11.00% and 9.75% at December 31, 2000 and 1999, respectively). The note is secured by the building and the personal guarantee of the majority stockholder. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the note payable with a bank approximates the recorded value.

      The note's original maturity was to be on August 1, 2003 at which time the remaining principal was to be repaid, however the Company did not remain current with its payments during the year ended December 31, 2000 and at year end was in default on the debt. Subsequent to year end, the Company reached an agreement with the lender and made payments of $50,524 to the lender, which brought the loan current. The Company further agreed to make timely payments for six months and refinance this debt with another institution by June 1, 2002. The lender agreed to cease all activities related to acceleration of the collection of the debt. Accordingly, the remaining balance due on the note payable has been classified as a current liability on the consolidated balance sheet.

                                   (Continued)
                                      (12)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


EMPLOYEE BENEFIT PLAN

      The Company maintains a simplified employee pension salary reduction plan. The plan allows employees to make contributions up to the maximum amount permitted by the Internal Revenue Code. All full-time employees are eligible to participate in the plan. The Company may make contributions at the discretion of management. The Company has made no discretionary contributions to date.

INCOME TAXES

      Deferred income taxes are recognized for the tax consequences in future years of the temporary differences between the financial reporting and tax bases of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. An income tax expense represents the taxes currently payable and the net change during the period in deferred tax assets and liabilities.

      The components of the net deferred tax asset (liability) are as follows:

                                                                                      2000                1999
                                                                              -----------------     ---------------
           Assets:
              Net operating loss                                                $ 1,992,000          $ 1,557,000
              Organizational costs                                                    2,000                5,000
              Other                                                                  47,000                1,000
                                                                                -----------          -----------
                 Gross deferred tax assets                                        2,041,000            1,563,000
                                                                                -----------          -----------

           Liabilities:
              Depreciation                                                            5,000                5,000
                                                                                -----------          -----------

                 Net deferred tax asset                                           2,036,000            1,558,000
                 Less valuation allowance                                        (2,036,000)          (1,558,000)
                                                                                -----------          -----------
                                                                                $         -          $         -
                                                                                ===========          ===========

      A reconciliation of the Company's effective tax values is as follows:

                                                                                              September 27, 1994
                                                                                             (Date of Inception) to
                                                2000             1999              1998        December 31, 2000
                                          --------------   --------------   ---------------    -----------------
         Income tax at statutory rates     $   (434,770)    $   (453,759)     $   (373,705)          $(3,626,914)
         Surtax and other rate
           differences                              313            1,005             1,091                   649
         State and local, net of
             federal tax                        (51,149)         (53,383)          (43,965)             (426,697)
         Permanent differences                    7,606            2,137               579             2,016,962
         Change in valuation allowance
                                                478,000          504,000           416,000             2,036,000
                                          -------------     ------------     -------------     -----------------
                                          $         --       $       --       $        --      $             --
                                          =============     ============     =============     =================


      A valuation allowance has been recorded against the net deferred tax assets, as it is not known if the benefits will be realized by the Company and OMI.

      As of December 31, 2000, the Company and OMI have approximately $5,200,000 of tax net operating loss carryforwards remaining to be utilized. The tax net loss carryforwards begin to expire in 2011 through 2020.

                                   (Continued)
                                      (13)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


COMMON STOCK SUBJECT TO RESCISSION

      The Company issued shares of stock in 1996 and 1997 that were subject to a rescission offer, which could have been exercised at the option of the stockholder and accordingly were not included in equity. The Company sold 1,559,020 shares for $779,510 in 1997 and 963,020 shares for $481,510 in
      1996. During 1997 and 1996, a total of 60,000 and 500 shares for $30,000 and $250, respectively, were rescinded.

      During 1998, the Company issued 5,812,260 shares of common stock under an offering. As part of this offering, significantly all holders of common stock subject to rescission agreed to convert their stock subscription receipts under a one for one trade for the new stock or to rescind their stock subscription in full. During 1998, four states had not given their approval for the offering as of December 31, 1998. A total of 2,081,200 shares were issued in exchange for common stock. Stock subscription rescissions totaled 195,840 for $97,920 along with interest costs of $3,039 as of December 31, 1998. The total number of shares left to be exchanged or rescinded was 184,500 at December 31, 1998. These shares were exchanged for the new stock during 1999. There were no stock rescissions during 2000 or 1999.

      Accordingly, the Company was precluded from classifying the securities as capital until such time as the rescission offer was completed. At the completion of the rescission offer, the Company classified as capital, such securities proceeds to the extent the security holders elected to retain their ownership in the Company.

EARNINGS PER SHARE

      Earnings per share are computed on the weighted average number of common shares outstanding, including any dilutive options and warrants. Per share amounts have been restated for the effects of the four-for-one and five-for-one stock splits that were effective July 9, 1999 and August 9, 1999 for stockholders of record as of the same dates, respectively.

      Options to purchase 7,823,802, 6,885,970, 6,742,700, and 4,684,680, shares for the years ended December 31, 2000, 1999, 1998, and the period from the inception date of September 27, 1994 to December 31, 2000, respectively, were not included in the computation of diluted EPS because the Company had a net loss during the periods and therefore the options are assumed to be anti-dilutive.

STOCKHOLDERS' EQUITY (DEFICIT)

      In July 1999, the Company reincorporated as a Nevada corporation. At December 31, 2000 and 1999, the Company had 200,000,000 authorized common shares, no par value. In July 1999, the Company effected a four-for-one stock split, except for the shares issued to the president/major stockholder related to the SSTI merger that were split at three-for-one. In August 1999, the Company split its common stock, issuing five shares for every one share outstanding at the time. The Company issued 5,000 shares of common stock for consulting expense during August 1999. The service had a value of $10,000, which was recorded for the exchange of the common stock.

      The Company provides for the granting of stock options to certain employees. Payment upon the exercise of a stock option may be made only in shares of the Company's stock.

      The Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its employee stock option plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for options issued under the plan, as the option price equaled the market price on the date of the grant. Had compensation cost for the Company's stock option plan been determined based on the fair

                                   (Continued)
                                      (14)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


STOCKHOLDERS' EQUITY (DEFICIT) (continued)

      value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would change as indicated below:

                                                                                                    Inception
                                                                                                      Date to
                                                                                                    December 31,
                                                           2000           1999           1998          2000
                                                       ------------   -----------     ----------  ------------
      Net loss:
         As reported                                   $(1,278,733)   $(1,334,584)    $(1,099,131)  $(10,667,395)
         Pro forma                                      (1,412,480)    (1,368,789)     (1,239,134)   (11,026,730)

      Basic and diluted loss per share:
         As reported                                   $(     0.02)   $(     0.02)    $(     0.02)  $(      0.16)
         Pro forma                                      (     0.02)    (     0.02)     (     0.02)   (      0.17)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, 1998, and the period from the inception date of September 27, 1994 to December 31, 2000:

                                                                                                  Inception
                                                                                                    Date to
                                                                                                 December 31,
                                      2000                 1999                 1998                 2000
                                 ---------------      ---------------      ---------------      --------------
      Dividend yield             0                    0                    0                    0
      Expected volatility        0%                   0%                   0%                   0%
      Risk-free interest rates   5.43%, 5.45%,        4.55%, 4.57%,        5.39%, 5.06%, &       4.55% - 6.62%
                                 5.65%, & 5.77%       4.60%, 5.13%,        5.61%
                                                      5.01%, & 5.67%
      Expected lives             3 YEARS              3 years              3 years               3 years






                                   (Continued)
                                      (15)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


STOCKHOLDERS' EQUITY (DEFICIT) (continued)

      A summary of the status of the Company's employee stock option plan as of December 31, 2000, 1999 and 1998 and changes for the years then ended is presented below:

                                          2000                           1999                            1998
                              ------------------------------  ----------------------------   -------------------------------
                                             WEIGHTED-AVERAGE               Weighted-Average                Weighted-Average
                                                EXERCISE                       Exercise                         Exercise
                                  SHARES          PRICE          Shares          Price          Shares           Price
                              -------------   --------------  ------------  --------------   -------------   ---------------
       January 1                 2,941,700        $0.50          2,896,700        $0.50          1,596,680         $0.50
       Granted                   1,590,000         0.50             45,000         0.50          1,500,000          0.50
       Exercised                  (500,000)        0.50                  -            -                  -             -
       Canceled                          -            -                  -            -           (199,980)         0.50
                              -------------                   -------------                   -------------
       December 31               4,031,700         0.50          2,941,700         0.50          2,896,700          0.50
                              =============                   =============                   =============

       Options exercisable
        at year-end
                                 4,031,700                       2,726,700                       2,250,407

       Weighted-average
        fair value of
        options granted
        during the year            $  0.08                         $  0.06                        $  0.07


      The following summarizes information about employee stock options at December 31:

                                      Outstanding                                               Exercisable
        ---------------------------------------------------------------------    --------------------------------------
                                             Weighted-Average
                                                 Remaining
                                             Contractual Life
         Range of      Number Outstanding          (In         Weighted-Average   Number Exercisable    Weighted-Average
     Exercise Prices   December 31, 2000          Years)        Exercise Price    December 31, 1999      Exercise Price
     ---------------   ------------------    ----------------- ----------------   ------------------    ----------------
          $0.50             4,031,700              3.00              $0.50             2,726,700              $0.50



                                   (Continued)
                                      (16)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


STOCKHOLDERS' EQUITY (DEFICIT) (continued)

      The Company applies Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" and related interpretations in accounting for stock options issued to non-employees for services. Accordingly, consulting expense totaling $11,844, $7,868, $55,316, and $5,326,989, (which includes the $4,999,950 expense to Eric V. Jelinger) was recorded during 2000, 1999, 1998, and the period from the inception date of September 27, 1994 to December 31, 2000, respectively, using the fair market value of the consulting services or the options on the grant dates of the options issued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, 1998, and the period from the inception date of September 27, 1994 to December 31, 2000:


                                                                                                     Inception
                                                                                                      Date to
                                                                                                    December 31,
                                     2000                  1999                   1998                  2000
                                 ---------------      ---------------      ----------------      -----------------
      Dividend yield             0                    0                    0                     0
      Expected volatility        0%                   0%                   0%                    0%
      Risk-free interest rates   5.57%, 5.65%,        4.57%, 5.13%, &      5.39% & 5.06%         4.57% - 6.25%
                                 5.67%, & 5.77%       5.67%
      Expected lives             3 YEARS              3 - 5 years          3 years               3 - 5 years


      A summary of the status of the options granted by the Company as of December 31, 2000, 1999, and 1998 and changes for the years then ended is presented below:

                                          2000                           1999                            1998
                              ------------------------------  ----------------------------   -------------------------------
                                             WEIGHTED-AVERAGE               Weighted-Average                Weighted-Average
                                                EXERCISE                       Exercise                        Exercise
                                  SHARES          PRICE          SHARES          Price          Shares           Price
                              -------------   --------------  ------------  --------------   -------------   ---------------

       January 1                 3,944,270        $0.50          3,846,000       $0.50           3,088,000        $0.50
       Granted                      78,102         0.50            118,000        0.50             758,000         0.50
       Exercised                   (12,000)        0.50                  -           -                   -         0.50
       Canceled                   (218,270)        0.50            (20,000)       0.50                   -            -
                              --------------                  -------------                   -------------
       December 31               3,792,102         0.50          3,944,270        0.50           3,846,000         0.50
                              =============                   =============                   =============

       Options exercisable
        at year-end
                                 3,792,102                       2,342,733                       1,040,426

       Weighted-average
        fair value of
        options granted
        during the year            $  0.08                         $  0.08                        $  0.07


                                   (Continued)
                                      (17)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


STOCKHOLDERS' EQUITY (DEFICIT) (continued)

      The following summarizes information about non-employee stock options at December 31:

                                      Outstanding                                               Exercisable
        ---------------------------------------------------------------------    --------------------------------------
                                             Weighted-Average
                                                 Remaining
                                             Contractual Life
         Range of      Number Outstanding          (In         Weighted-Average   Number Exercisable    Weighted-Average
     Exercise Prices   December 31, 2000          Years)        Exercise Price    December 31, 1999      Exercise Price
     ---------------   ------------------    ----------------- ----------------   ------------------    ----------------

          $0.50             3,792,102              3.00              $0.50             2,342,733              $0.50


      Options granted to non-employees expire December 28, 2003, which is three years after the effective date of the Company's registration for a public offering of its common stock with the Securities and Exchange Commission.

      In 1996, the Company granted stock purchase options to Eric V. Jelinger, brother of the President. The option was granted for compensation of past services to the Company. The options allowed Mr. Jelinger to acquire up to 10,000,000 shares of stock at a price of $0.000005 per share. Under Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation," compensation expense was recorded in 1996 of $4,999,950. On December 31, 1997, the options were canceled under an agreement of mutual mistake entered into by Unitrend and Eric V. Jelinger.

OPERATING LEASE OBLIGATIONS

      The Company leased office space and equipment. OMI leases facility space under an agreement, which expires during 2003. Lease expense for the years ended December 31, 2000, 1999, and 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000 was $66,974, $53,750, $11,879, and $157,684, respectively. The Company and OMI have future minimum lease payments of $48,240 in 2001; $48,240 in 2002; and $20,100 in 2003.

CONTINGENCIES

      The Company is a defendant in two lawsuits, one by a stockholder and one by a former employee. Management believes that it will ultimately prevail in these legal actions and accordingly, no provision for the amount of any award has been recorded in the accompanying financial statements.

COMMITMENTS

      The Company has entered into purchase commitments with outside vendors to perform the tooling designs for the computer enclosures. The total commitments as of December 31, 2000 totaled $1,834,724 with progress payments having been made of $1,469,429. The total future commitments remaining as of December 31, 2000 totaled $365,295. As tooling is completed, the vendors' invoices are submitted to the Company and paid in normal terms. A liability for the future commitments has not been recorded in the accompanying consolidated balance sheets.


                                   (Continued)
                                      (18)

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

              December 31, 2000, 1999, 1998 and for the period from the inception date of September 27, 1994 to December 31, 2000

===============================================================================


GOING CONCERN

      As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $1,278,733 and $1,334,584 during the years ended December 31, 2000 and 1999, respectively. The Company has an accumulated net loss of $10,667,395 from the date of inception to December 31, 2000. The Company's current liabilities exceed its current assets by $1,060,265. The majority stockholder has been providing interim funding, however it is not certain that he will continue to provide such funding in the future. Management plans to seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional capital in the public or private markets. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to raise the necessary capital and continue as a going concern.

      Management's plans are to commence production soon after the raising of the additional equity necessary to fund the costs of commencing production, which will most likely be mid 2002. Management expects to commence sales of the VersaCase(R) following commencement of production in 2002. Management projects that it will be able to achieve profitability within 12-months of commencing production. These objections are based on many factors, including market changes, changes by new or existing competition, new or different technology and the ability to obtain the necessary equity. Based on these factors and the possibility of other factors, it is not certain that management can achieve these plans.








                                   (Continued)
                                      (19)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III
Item 9.  Directors, Executive Officers and Key Employees

             Name         Age             Position with the Company
             ----         ---             -------------------------
Conrad  A.H. Jelinger      49      President, Chief Executive Officer, Chairman,
                                   interim CFO and Director
Kathleen M. Novak          27      Executive Vice President
Aaron C. Wood              31      Chief Operating Officer
Eric V. Jelinger           48      Director
K. Dale Boley              32      Director
Robert J. Hayes            43      Director
Martha A. Moloney          63      Director
Darryl Stolper             60      Director

CONRAD A. H. JELINGER.

Conrad A.H. Jelinger is the founder of Unitrend and has been Chairman, President and CEO of the Company since its inception in 1996. Mr. Jelinger has over 25 years of experience in the technical and computer industry. This includes serving as President and CEO of Server Systems Technologies from September 1994 to April 1996. Mr. Jelinger attended the University of Toledo, where he studied Business Administration and International Finance. He also completed technical and electronics training while serving in the United States Navy. Mr. Jelinger is one of our executive officers.

KATHLEEN M. NOVAK.

Kathleen M. Novak joined Unitrend in December 1996 as Marketing Analyst after graduating with a B.B.A. in Finance and Marketing from Ohio University. In 1997, as Director of Marketing, Ms. Novak brought Unitrend to Fall COMDEX. Additionally, in 1997, Ms. Novak was appointed Investor Relations Specialist. In August 1999, Ms. Novak was appointed Director of Administration and in February 2000, she was promoted to Executive Vice President. Ms. Novak is one of our executive officers.


AARON C. WOOD

Aaron C. Wood joined Unitrend in September 1999 as Assistant to General Counsel. In February, 2001, Mr. Wood was appointed Chief Operating Officer. From 1988 to 1998, Mr. Wood held numerous operations positions in the Sedona, Arizona Hospitality and Human Resource industry. Mr. Wood attended Brigham Young University, the University of Toledo College of Law, and holds a B.S. in Political Science from Northern Arizona University. Mr. Wood expects to be awarded an M.P.A. from the University of Toledo in 2002. Mr. Wood is one of our executive officers.


ERIC V. JELINGER.

Eric V. Jelinger has been a member of the Board of Directors since July 1999 and was elected as Assistant Secretary of the Company in July 1999. Eric Jelinger is the brother of Conrad Jelinger. Since June of 1994, Eric Jelinger has been a vascular interventional radiologist at the Joint Township District Memorial Hospital in St. Mary's, Ohio. In addition, he was Vice President and member of the Board of Server Systems Technologies from 1994 to 1996. Since January of 1999, he has also held the following additional business positions: Managing Member of Van Hague Elevator Company (a business holding company), Managing Director of Golden Apple Limited (a real estate development company), and Managing Director of AP Net Limited (an on-line tutorial company). Since June of 1998, he has been President of 5171 CRA, Inc. (an aircraft rental company). Eric Jelinger received a B.A. from the University of Toledo in 1980 and a M.D. from the Medical College of Ohio in 1985. He completed his fellowship in vascular interventional radiology in 1991 at Georgetown University Hospital.

K. DALE BOLEY.

Dale Boley has been a member of the Board of Directors since July 1999. From 1992 to October of 1996, Mr. Boley was a production operator at Teleflex Automotive in Van Wert, Ohio. From 1996 to 1997, Mr. Boley was a sales agent with Sharron Realty Associates in Van Wert, Ohio. In addition, since January of 1999, Mr. Boley has been a Manager of Van Hague Elevator Company. Mr. Boley attended Lima Technical College focusing on computers and received a P.C. in Microcomputers Sales and Marketing in 1991.

ROBERT J. HAYES.

Robert J. Hayes became a member of the Board of Directors in March 2000. As Senior Vice President for Fitch USA, Mr. Hayes directs the Mechanical and Electrical Engineering Groups. In addition, he participates in programs involving all phases of product design, from conceptualization through production. Mr. Hayes' project involvement includes work for such clients as BioImage (a Kodak company), Ciba Corning Diagnostics Corp., Compaq, Diebold, Lear Siegler Seymour, Rubbermaid, Lionel and Valentine Research. He is named on numerous design and utility patents. Mr. Hayes holds a B.S. in Mechanical Engineering from Cleveland State University.

MARTHA A. MOLONEY.

Martha A. Moloney became a member of the Board of Directors in March 2000. From 1972 to 1977, Ms. Moloney was Vice President and Board member at Steger Schowel, a restaurant supply distribution company. Since 1990, Ms. Moloney has been in private practice while concurrently serving as a Counselor with Catholic Charities at numerous area hospitals. Ms. Moloney holds a B.A. in Psychology from Maryville University and a M.SW. From St. Louis University.

DARRYL STOLPER.

Darryl Stolper became a member of the Board of Directors in March 2000. From 1980 to the present, Mr. Stolper has worked at Paul Revere Secondary School where he is department Chairman for, and Teacher of, American History. A historian and writer, Mr. Stolper has been published in numerous periodicals including Reel West and Blues Unlimited. Mr. Stolper is recognized as an authority in music recording history, and has served as a consultant to Rhino Records and provided expert testimony in numerous legal cases. Since 1985, Mr. Stolper has served as an elected member of the Pacific Palisades, California Board of Governors. Mr. Stolper holds a B.A. in Physical Anthropology and American History from California State University, Northridge and M.A. in American Studies from Pepperdine University.

Item 10. Executive Compensation

The following table shows compensation for each person who served in the capacity of Chief Executive Officer during the years set forth and any other executive who earned a total of more than $100,000 in compensation in such years.

                                                                              No. of shares
Name and                                                                      Underlying         Other Annual
Principal Position                 Year        Salary          Bonus          Options            Compensation
---------------------------------- ----------- --------------- -------------- ------------------ -----------------
Conrad A.H. Jelinger               2000        $  44,793       $   --         500,000          $     --
CEO, President, Chairman,          1999          177,428           --             --                 --
interim CFO                        1998          157,860           --             --                 --


Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number                                                                  Document
------------- -------------------------------------------------------------------------------------------------------------------
2.1           Articles of Merger for the Merger of Unitrend, Inc., and Server Systems Technologies, Inc.  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
2.2           Articles of Merger for the Merger of Unitrend, Inc., an Ohio corporation, and Unitrend, Inc., a Nevada corporation
              .  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
3.1           Articles of Incorporation of Unitrend, Inc. and Amendments  .  (incorporated by reference from the Company's Form
              10-12B filed March 30, 2000)
3.2           By-Laws of Unitrend, Inc.  .  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
4.1           Lock-up Agreement between Unitrend, Inc. and Eric Jelinger  .  (incorporated by reference from the Company's Form
              10-12B filed March 30, 2000)
10.1          1999 Equity Incentive Plan  .  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.2          Form Stock Option Agreement (Employee)  .  (incorporated by reference from the Company's Form 10-12B filed March 30,
              2000)
10.3          Form Stock Option Agreement (Non-Employee/Non-Qualified)  .  (incorporated by reference from the Company's

              Form 10-12B filed March 30, 2000)
10.4          Cash Incentive Plan  .  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.5          Employment Agreement, Non-compete Agreement and Trade Secret Agreement between the Company and Conrad A.H. Jelinger
              (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.6          Employment Agreement, Non-compete Agreement and Trade Secret Agreement  between the Company and Kathleen M. Novak
              (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.8          Option Agreements between the Company and Kathleen M. Novak  (incorporated by reference from the Company's Form
              10-12B filed March 30, 2000)
10.10         Option Agreements between the Company and Martha Moloney  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.11         Promissory Note for the purchase of the property located at 4665 W. Bancroft, Toledo, Ohio  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.12         Mortgage for the property located at 4665 W. Bancroft, Toledo, Ohio  (incorporated by reference from the Company's
              Form 10-12B filed March 30, 2000)
10.13         Promissory Note from the Company given to Conrad Jelinger for the year ending 1998  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.14         Promissory Note from the Company given to Conrad Jelinger for the year ending 1999  (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.15         Joint Venture Agreement between Unitrend, Inc., and Jon Osborne(incorporated by reference from the Company's Form
              10-12B filed March 30, 2000)
10.16         Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1998 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.17         Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1999 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITREND, INC.

Date: December 20, 2001    By: /s/  Conrad A.H. Jelinger
      -----------------        -------------------------
                               Conrad A.H. Jelinger, President, Chief Executive
                               Officer, Chairman, interim CFO and Director
                               (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/  Conrad A.H. Jelinger
--------------------------------------
Conrad A.H. Jelinger, President, Chief
Executive Officer, Chairman, interim
CFO and Director (Principal Executive
and Financial Officer)

Date:  December 20, 2001


/s/  Eric V. Jelinger                       /s/  K. Dale Boley
--------------------------------------      ------------------------------------
Eric V. Jelinger, Director                  K. Dale Boley, Director

Date:  December 20, 2001                    Date:  December 20, 2001


                                            /s/  Martha A. Moloney
--------------------------------------      ------------------------------------
Robert J. Hayes, Director                   Martha A. Moloney, Director

Date:                                       Date:  December 20, 2001



--------------------------------------
Darryl Stolper, Director

Date: