Form 10QSB
period 2001-03-31
UNITREND INC
filed 2002-01-16
CIK 1035066

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                   FORM 10-QSB

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR
     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

                        COMMISSION FILE NUMBER: 001-15777

                                 UNITREND, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                       34-1904923
 (State or other jurisdiction                         (I.R.S. employer
              of                                    identification number)
incorporation or organization)

                             4665 West Bancroft St.
                               Toledo, Ohio 43615
          (Address of principal executive offices, including zip code)


                                 (419) 536-2090
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    NO X
                                      ---   ---

Number of shares of registrant's common stock outstanding as of March 31, 2001:
69,895,580

================================================================================

                          UNITREND, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                PAGE

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2001 and December 31,
                  2000.............................................................................      3

                  Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2001, 2000 and for the period from September 27, 1994 (date of
                  inception) to March 31, 2001.....................................................      4

                  Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001, 2000 and for the period from  September 27, 1994 (date of
                  inception) to March 31, 2001.....................................................      5

                  Consolidated Statements of Stockholders' Equity for the three months ended
                  March 31, 2001 and for the year ended December 31, 2000..........................      6

                  Notes to Condensed Consolidated Financial Statements.............................     7-8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.......................................................................     8-10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings................................................................      10

Item 2.           Changes In Securities And Use Of Proceeds........................................      10

Item 3.           Defaults Upon Senior Securities..................................................      10

Item 4.           Submission Of Matters To A Vote Of Security Holders..............................      10

Item 5.           Other Information................................................................      10

Item 6.           Exhibit..........................................................................      10

                  Signatures.......................................................................      10


This quarterly report on Form 10-QSB is for the three months ended March 31, 2001. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiary.

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

Part I.           Financial Information
Item I.           Condensed Consolidated Financial Statements

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS

                                                 ASSETS

                                                                                     (unaudited)      (audited)
                                                                                   MARCH 31, 2001  DECEMBER 31, 2000
                                                                                   --------------  -----------------
CURRENT ASSETS

 Cash                                                                                $        105    $     43,739
                                                                                     ------------    ------------

PROPERTY AND EQUIPMENT, at cost

 Land                                                                                      67,485          67,485

 Building and improvements                                                                376,386         376,385

 Furniture and fixtures                                                                    65,266          83,115

 Computer equipment                                                                       151,064         151,064

 Computer software                                                                         46,719          46,719

 Automobiles                                                                               15,937          15,937

 Tooling and dies under construction                                                    1,469,429       1,469,429
                                                                                     ------------    ------------

                                                                                        2,192,285       2,210,134

 Less accumulated depreciation                                                           (243,770)       (235,248)
                                                                                     ------------    ------------
   Net property and equipment                                                           1,948,515       1,974,886
                                                                                     ------------    ------------

OTHER ASSETS
 Patent licensing costs, net of accumulated amortization
                                                                                           28,457          28,924

 Loan costs, net of accumulated amortization                                                2,452           2,724
                                                                                     ------------    ------------
      Total other assets                                                                   30,909          31,648
                                                                                     ------------    ------------

      TOTAL ASSETS                                                                   $  1,979,529    $  2,050,273
                                                                                     ============    ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                                    $    409,450    $    338,176

 Current portion of note payable                                                          248,073         248,073

 Accrued expenses                                                                         528,606         517,755
                                                                                     ------------    ------------
      Total current liabilities                                                         1,186,129       1,104,004
                                                                                     ------------    ------------


NOTES PAYABLE - RELATED PARTIES                                                            38,534          32,466
                                                                                     ------------    ------------

STOCKHOLDERS' EQUITY

 Common stock, no par value                                                             3,557,503       3,557,503

 Additional paid-in capital                                                             8,023,695       8,023,695

 Deficit accumulated in the development stage                                         (10,826,332)    (10,667,395)
                                                                                     ------------    ------------


      Total stockholders' equity                                                          754,866         913,803
                                                                                     ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  1,979,529    $  2,050,273
                                                                                     ============    ============

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                               (unaudited)
                                                  (unaudited)           (unaudited)        September 27, 1994
                                              Three Months Ended     Three Months Ended    (Date of Inception)
                                                March 31, 2001         March 31, 2000       to March 31, 2001
                                              --------------------  ---------------------  --------------------
Sales                                         $                 -   $                  -   $               603

Research and development expenses                               -                (16,680)             (529,943)

Selling, general and administrative expenses             (150,486)              (354,317)          (10,068,458)
                                              --------------------  ---------------------  --------------------

Operating loss                                           (150,486)              (370,997)          (10,597,798)

Interest income                                                 -                    405                 1,546

Interest expense                                           (8,451)                (6,950)             (206,112)
                                              --------------------  ---------------------  --------------------

Net loss before cumulative
  effect of change in accounting
  principle                                              (158,937)              (377,542)          (10,802,364)

Cumulative effect of change in
  accounting principle                                          -                      -               (23,968)
                                              --------------------  ---------------------  --------------------

Net loss                                                $(158,937)             $(377,542)         $(10,826,332)
                                              ====================  =====================  ====================

Basic and diluted loss per share:

  Before cumulative effect of
    change in accounting
    principle                                              $(0.00)                $(0.01)               $(0.16)

  Cumulative effect of change in
    accounting principle                                        -                      -                     -
                                              --------------------  ---------------------  --------------------

  Net loss                                                 $(0.00)                $(0.01)               $(0.16)
                                              ====================  =====================  ====================

Weighted average shares outstanding
  used to compute basic and diluted
  loss per share                                       69,895,580             69,383,580            66,779,856
                                              ====================  =====================  ====================

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          (unaudited)
                                                             (unaudited)           (unaudited)        September 27, 1994
                                                           Three Months Ended   Three Months Ended    (Date of Inception)
                                                            March 31, 2001       March 31, 2000        to March 31, 2001
                                                          -------------------   ------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $         (158,937)   $        (377,542)  $         (10,826,332)
                                                          -------------------   ------------------  ----------------------

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Change in accounting principle                                       -                    -                  23,968
      Options issued for services                                          -                5,029               5,326,989
      Depreciation & amortization                                      9,261                9,988                 256,232
      Loss on disposal of property & equipment                         6,908                    -                   6,908
      Bad debt                                                             -                    -                  42,157
      Accrued interest income                                              -                 (405)                 (3,091)
      Common stock issued for services                                     -                    -                  10,000
  Increase (decrease) in operating liabilities:
      Accounts payable                                                71,274              (52,994)                409,450
      Accrued expenses                                                10,851                7,512                 598,548
                                                          -------------------   ------------------  ----------------------
      Total adjustments                                               98,294              (30,870)              6,671,161
                                                          -------------------   ------------------  ----------------------

    Net cash used in operating activities                            (60,643)            (408,412)             (4,155,171)
                                                          -------------------   ------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                       -                    -                 (31,723)
  Purchase of property and equipment                                       -              (56,343)             (2,210,134)
  Proceeds from sale of property & equipment                          10,941                    -                  10,941
  Loans to related parties                                                 -                    -                 (18,191)
  Loans to other entities                                                  -                    -                 (23,916)
  Repayment from employee                                                  -                    -                   3,041
  Payment of organizational cost                                           -                    -                 (30,168)
                                                          -------------------   ------------------  ----------------------
    Net cash provided by (used in ) investing
      activities                                                      10,941              (56,343)             (2,300,150)
                                                          -------------------   ------------------  ----------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                                    -                    -                  (5,448)
  Loans from stockholder                                               6,068              468,000               2,460,388
  Proceeds from note payable                                               -                    -                 290,000
  Payment on note payable                                                  -               (4,833)                (41,927)
  Proceeds from sale of common stock
    and exercise of stock options                                          -                    -               2,619,563
  Payments for stock recissions                                            -                    -                (134,170)
  Sale of stock subject to recission for cash                              -                    -               1,267,020
                                                          -------------------   ------------------  ----------------------
    Net cash provided by financing activities                          6,068              463,167               6,455,426
                                                          -------------------   ------------------  ----------------------

    Net increase (decrease) in cash                                  (43,634)              (1,588)                    105

Cash - beginning of year                                              43,739                8,779                       -
                                                          -------------------   ------------------  ----------------------

Cash - end of period                                      $              105    $           7,191   $                 105
                                                          ===================   ==================  ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
    Interest                                              $                -    $           6,932   $             127,823

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  During the first quarter ended March 31, 2000 the majority shareholder forgave loans to the company of $2,171,854, and accrued interest of $69,942, this was accounted for as additional paid-in capital. The President/Majority Stockholder also exercised 500,000 options to purchase stock, during the year ended December 31, 2000, at a price of $0.50 per share by forgiving debt of $250,000.

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2001
                    And For the Year Ended December 31, 2000


                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock            Additional    During the
                                    --------------------------------     Paid-in     Development
                                         Shares          Amount          Capital        Stage           Total
                                    --------------- ---------------- -------------- ---------------  -------------
BALANCE -
  December 31, 1999                   $ 69,383,580   $  3,301,503   $  5,770,055   $ (9,388,662)   $   (317,104)

Stock options issued on
  January 2, January 3, February 3,
  March 1, and June 5, 2000                   --             --           11,844           --            11,844

Forgiveness of loans by
  majority stockholder on
  March 31, 2000                              --             --        2,241,796           --         2,241,796

Exercise of stock options at $0.50
  per share on October 11 and
  December 19, 2000                         12,000          6,000           --             --             6,000

Majority stockholder exercised
  options at $0.50 per share
  on December 1, 2000                      500,000        250,000           --             --           250,000

Net loss - 2000                               --             --             --       (1,278,733)     (1,278,733)
                                      ------------   ------------   ------------   ------------    ------------

BALANCE -

  DECEMBER 31, 2000                     69,895,580      3,557,503      8,023,695    (10,667,395)        913,803

Net loss for the period
  ended March 31, 2001                        --             --             --         (158,937)       (158,937)
                                      ------------   ------------   ------------   ------------    ------------

BALANCE -
  MARCH 31, 2001                        69,895,580   $  3,557,503   $  8,023,695   $(10,826,332)   $    754,866
                                      ============   ============   ============   ============    ============

                          UNITREND, INC. AND SUBSIDIARY
                                  FORM 10-Q SB
                          QUARTER ENDED MARCH 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2001. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. As of March 31, 2001, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $10,826,000.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for the period ended March 31, 2001 (unaudited) and 2000, in entirety, and include the financial statements of its 60% owned Subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of March 31, 2001 and December 31, 2000, the outstanding balance of the note payable to the

President/majority stockholder was $38,534 and $32,466, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

CONTINGENCIES

The Company is a defendant in two lawsuits, one by a stockholder and one by a former employee. Management believes that it will ultimately prevail in these legal actions and accordingly, no provision for the amount of any award has been recorded in the accompanying financial statements.

NEW ACCOUNTING PRONOUNCEMENT

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2001 COMPARED TO FIRST THREE MONTHS OF 2000

The Company did not have revenues during the three months ended March 31, 2001 nor during the three months ended March 31, 2000. We expect to begin selling the VersaCase in mid 2002.

We had an operating loss of $150,486 during the three months ended March 31, 2001 as compared to an operating loss of $370,997 during the three months ended March 31, 2000, a decrease of 59%. As discussed below, this operating loss decreased due to a reduction in selling, general and administrative expenses.

The Company did not have research and development expenses during the three months ended March 31, 2001 as compared to $16,680 for the three months ended March 31, 2000. This decrease was due to a consulting fee paid during the 2000 first quarter to an international product design and consulting firm to examine the Company's products for possible improvement and modification suggestions prior to the commencement of full-scale production. We believe that research and development expenses will increase as we go forward.

Selling, general and administrative expenses decreased to $150,486 during the three months ended March 31, 2001 as compared to $354,317 during the three months ended March 31, 2000, a decrease of 58%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $140,000 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll ceased and employees could work on a volunteer basis only. Other significant decreases in officers' insurance, travel expenses, computer supplies and consulting expenses were approximately $11,500, $10,700, $9,000 and $5,000, respectively. The Company saw increases in professional fees and contract labor during the three months ended March 31, 2001 of approximately $55,000 as compared to the three months ended March 31, 2000 because of costs associated with our SB-2 registration with the SEC.

During the three months ended March 31, 2000, 64,472 stock options were granted to non-employees at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultants were recorded for $5,029 in consulting expenses based on the fair market value of the services rendered. There were no stock options granted to non-employees during the three months ended March 31, 2001.

We had a decrease in plant, property and equipment of $17,849 due to the sale of equipment that was no longer needed for our production facility. Accounts payable increased to $409,450 for the three months ended March 31, 2001 compared to $338,176 at years end December 31, 2000. Since April 1, 2000, the employees have agreed to defer compensation for their services until such a time that the Company's cash flow deficiencies are satisfied.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of March 31, 2001, the Company's cash totaled $105. Loans from the Mr. Jelinger during the three months ended March 31, 2001 totaled $6,068. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash for the three months ended March 31, 2001 included $60,643 for the Company's operations and working capital requirements.

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

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our growth strategy is built around five imperatives: maintaining technology leadership; increasing market share; acquiring other business entities; leveraging strategic relationships; and the recruiting and retaining of key personnel.

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

ACQUIRING OTHER BUSINESS ENTITIES. In order to expand our technological and market capabilities, we may consider the pursuit of other companies. Such acquisitions may include core and non-core entities. A core entity may be a research and development group, and a non-core firm could be one that might enhance our production process.

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

RECRUITING AND RETAINING OF KEY PERSONNEL. An entrepreneurial spirit that was based in creativity, risk and reward drove the birth of this company. We intend to maintain this quality by offering competitive salary and incentive compensation. Our overriding human resources philosophy is to build a corporate culture that supports the success of each employee, as well as the company.

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

None

Item 6.           Exhibit

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Unitrend, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITREND, INC.

Dated:  January 15, 2002            By: /s/ CONRAD A.H. JELINGER
                                        ----------------------------
                                        Conrad A.H. Jelinger
                                        Chief Executive Officer, Interim Chief
                                        Financial Officer and President