Form 10QSB
period 2001-06-30
UNITREND INC
filed 2002-01-17
CIK 1035066

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

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ NO [X]

Number of shares of registrant's common stock outstanding as of June 30, 2001:
69,895,580

================================================================================

                          UNITREND, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                                PAGE

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2001 and December 31,                3
           2000..............................................................................

           Condensed Consolidated Statements of Operations for the three and six months
           ended June 30, 2001, 2000 and for the period from September 27, 1994 (date of          4
           inception) to June 30, 2001.......................................................

           Condensed Consolidated Statements of Cash Flows for the six months ended June
           30, 2001, 2000 and for the period from September 27, 1994 (date of inception)          5
           to June 30, 2001..................................................................

           Consolidated Statements of Stockholders' Equity for the six
           months ended June 30, 2001 and for the year ended December 31,
           2000
           ..................................................................................     6

           Notes to Condensed Consolidated Financial Statements..............................    7-8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................   8-10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................................     10

Item 2.    Changes In Securities And Use Of Proceeds........................................     11

Item 3.    Defaults Upon Senior Securities..................................................     11

Item 4.    Submission Of Matters To A Vote Of Security Holders..............................     11

Item 5.    Other Information................................................................     11

Item 6.    Exhibit..........................................................................     11

           Signatures.......................................................................     11


This quarterly report on Form 10-QSB is for the three and six months ended June 30, 2001. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiary.

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

Part I.           Financial Information
Item I.           Condensed Consolidated Financial Statements

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS

======================================================================================================================

                                                 ASSETS
                                                                                (unaudited)            (audited)
                                                                               JUNE 30, 2001       DECEMBER 31, 2000
                                                                           ----------------------- -------------------
CURRENT ASSETS

  Cash                                                                        $            64       $        43,739
                                                                              ---------------       ---------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                                                 67,485                67,485
  Building and improvements                                                           376,715               376,385
  Furniture and fixtures                                                               65,266                83,115
  Computer equipment                                                                  151,064               151,064
  Computer software                                                                    46,719                46,719
  Automobiles                                                                          15,937                15,937
  Tooling and dies under construction                                               1,469,429             1,469,429
                                                                              ---------------       ---------------
                                                                                    2,192,615             2,210,134
  Less accumulated depreciation                                                      (252,213)             (235,248)
                                                                              ---------------       ---------------
    Net property and equipment                                                      1,940,402             1,974,886
                                                                              ---------------       ---------------

OTHER ASSETS

  Patent licensing costs, net of accumulated amortization                              27,991                28,924
  Loan costs, net of accumulated amortization                                           2,179                 2,724
                                                                              ---------------       ---------------
    Total other assets                                                                 30,170                31,648
                                                                              ---------------       ---------------


    TOTAL ASSETS                                                              $     1,970,636       $     2,050,273
                                                                              ===============       ===============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES

  Accounts payable                                                            $       462,949       $       338,176
  Current portion of note payable                                                     248,073               248,073
  Accrued expenses                                                                    537,799               517,755
                                                                              ---------------       ---------------
    Total current liabilities                                                       1,248,820             1,104,004
                                                                              ---------------       ---------------

NOTES PAYABLE - RELATED PARTIES                                                        92,173                32,466
                                                                              ---------------       ---------------

STOCKHOLDERS' EQUITY

  Common stock, no par value                                                        3,557,503             3,557,503
  Additional paid-in capital                                                        8,023,695             8,023,695
  Deficit accumulated in the development stage                                    (10,951,556)          (10,667,395)
                                                                              ---------------       ---------------

    Total stockholders' equity                                                        629,642               913,803
                                                                              ---------------       ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     1,970,636       $     2,050,273
                                                                              ===============       ===============

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 (unaudited)      (unaudited)     (unaudited)      (unaudited)      (unaudited)
                                                Three Months     Three Months     Six Months        Six Months   September 27, 1994
                                                   Ended             Ended           Ended            Ended     (Date of Inception)
                                               June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000   to June 30, 2001
                                               -------------    -------------    -------------    -------------   ----------------

Sales                                           $       --      $       --      $       --        $       --         $        603

Research and development expenses                       --              --              --             (16,680)          (529,943)

Selling, general and administrative expenses        (116,033)       (310,245)       (266,519)         (664,562)       (10,184,491)
                                                ------------    ------------    ------------      ------------       ------------

Operating loss                                      (116,033)       (310,245)       (266,519)         (681,242)       (10,713,831)

Interest income                                         --              --              --                 406              1,546

Interest expense                                      (9,191)        (10,384)        (17,642)          (17,335)          (215,303)
                                                ------------    ------------    ------------      ------------       ------------

Net loss before cumulative
  effect of change in accounting
  principle                                         (125,225)       (320,629)       (284,161)         (698,171)       (10,927,588)

Cumulative effect of change in
  accounting principle                                  --              --              --                --              (23,968)
                                                ------------    ------------    ------------      ------------       ------------

Net loss                                        $   (125,225)   $   (320,629)   $   (284,161)     $   (698,171)      $(10,951,556)
                                                ============    ============    ============      ============       ============

Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                                     $      (0.00)   $      (0.00)   $      (0.00)     $      (0.01)      $      (0.16)

Cumulative effect of change in
  accounting principle                                  --              --              --                --                 --
                                                ------------    ------------    ------------      ------------       ------------

Net loss                                        $      (0.00)   $      (0.00)   $      (0.00)     $      (0.01)      $      (0.16)
                                                ============    ============    ============      ============       ============

Weighted average shares outstanding
  used to compute basic and diluted
  loss per share                                  69,895,580      69,383,580      69,895,580        69,383,580         66,927,991
                                                ============    ============    ============      ============       ============

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (unaudited)         (unaudited)         (unaudited)
                                                                        Six Months         Six Months      September 27, 1994
                                                                           Ended              Ended        (Date of Inception)
                                                                      June 30, 2001       June 30, 2000     to June 30, 2001
                                                                    ----------------    ----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $       (284,161)   $       (698,171)   $    (10,951,556)
                                                                    ----------------    ----------------    ----------------

    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Change in accounting principle                                        --                  --                23,968
          Options issued for services                                           --                11,844           5,326,989
          Depreciation & amortization                                         18,443              20,481             265,414
          Loss on disposal of property & equipment                             6,908                --                 6,908
          Bad debt                                                              --                  --                42,157
          Accrued interest income                                               --                  (406)             (3,091)
          Common stock issued for services                                      --                  --                10,000
    Increase in operating assets:
          Prepaid expenses                                                      --                19,830                --
    Increase (decrease) in operating liabilities:
          Accounts payable                                                   124,773             (11,464)            462,949
          Accrued expenses                                                    20,044             181,646             607,741
                                                                    ----------------    ----------------    ----------------
          Total adjustments                                                  170,168             221,931           6,743,035
                                                                    ----------------    ----------------    ----------------

        Net cash used in operating activities                               (113,993)           (476,240)         (4,208,521)
                                                                    ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payment for patent licensing costs                                          --                  --               (31,723)
    Purchase of property and equipment                                          (330)            (57,499)         (2,210,464)
    Proceeds from sale of property & equipment                                10,941                --                10,941
    Loans to related parties                                                    --                  --               (18,191)
    Loans to other entities                                                     --                  --               (23,916)
    Repayment from employee                                                     --                  --                 3,041
    Payment of organizational cost                                              --                  --               (30,168)
                                                                    ----------------    ----------------    ----------------
        Net cash provided by (used in ) investing activities                  10,611             (57,499)         (2,300,480)
                                                                    ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of loan costs                                                       --                  --                (5,448)
    Loans from stockholder                                                    59,707             537,800           2,514,027
    Proceeds from note payable                                                  --                  --               290,000
    Payment on note payable                                                     --               (11,277)            (41,927)
    Proceeds from sale of common stock
        and exercise of stock options                                           --                  --             2,619,563
    Payments for stock recissions                                               --                  --              (134,170)
    Sale of stock subject to recission for cash                                 --                  --             1,267,020
                                                                    ----------------    ----------------    ----------------
        Net cash provided by financing activities                             59,707             526,523           6,509,065
                                                                    ----------------    ----------------    ----------------

        Net increase (decrease) in cash                                      (43,675)             (7,216)                 64

Cash - beginning of period                                                    43,739               8,779                --
                                                                    ----------------    ----------------    ----------------

Cash - end of period                                                $             64    $          1,563    $             64
                                                                    ================    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period
        Interest                                                    $           --      $         16,641    $        127,823

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
         During the first quarter ended March 31, 2000 the majority stockholder forgave loans to the company of $2,171,854, and accrued interest of $69,942, this was accounted for as additional paid-in capital. The President/Majority Stockholder also exercised 500,000 options to purchase stock, during the year ended December 31, 2000, at a price of $0.50 per share by forgiving debt of $250,000.

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001
                    And For the Year Ended December 31, 2000


====================================================================================================================================

                                                                                                       Deficit
                                                                                                    Accumulated
                                                             Common Stock           Additional       During the
                                                  -----------------------------       Paid-in        Development
                                                      Shares          Amount          Capital            Stage              Total
                                                  ------------     ------------     ------------     ------------      ------------
BALANCE -
  DECEMBER 31, 1999                               $ 69,383,580     $  3,301,503     $  5,770,055     $ (9,388,662)     $   (317,104)

Stock options issued on
  January 2, January 3, February 3,
  March 1, and June 5, 2000                               --               --             11,844             --              11,844

Forgiveness of loans by
  majority stockholder on
  March 31, 2000                                          --               --          2,241,796             --           2,241,796

Exercise of stock options at $0.50
  per share on October 11 and
  December 19, 2000                                     12,000            6,000             --               --               6,000

Majority stockholder exercised
  options at $0.50 per share
  on December 1, 2000                                  500,000          250,000             --               --             250,000

Net loss - 2000                                           --               --               --         (1,278,733)       (1,278,733)
                                                  ------------     ------------     ------------     ------------      ------------

BALANCE -

  DECEMBER 31, 2000                                 69,895,580        3,557,503        8,023,695      (10,667,395)          913,803

Net loss for the period
  ended June 30, 2001                                     --               --               --           (284,161)         (284,161)
                                                  ------------     ------------     ------------     ------------      ------------

BALANCE -
  JUNE 30, 2001                                     69,895,580     $  3,557,503     $  8,023,695     $(10,951,556)     $    629,642
                                                  ============     ============     ============     ============      ============

                          UNITREND, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 2001. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. As of June 30, 2001, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $10,952,000.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for the period ended June 30, 2001 (unaudited) and 2000, in entirety, and include the financial statements of its 60% owned Subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, which accrue interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of June 30, 2001 and December 31, 2000, the outstanding balances of the notes payable to the President/majority stockholder were $92,173 and $32,466, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as an addition to contributed capital.

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

NEW ACCOUNTING PRONOUNCEMENT

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SECOND QUARTER OF 2001 COMPARED TO SECOND QUARTER OF
2000

The Company did not have revenues during the quarter ended June 30, 2001 or during the quarter ended June 30, 2000. We expect to begin selling the VersaCase in mid 2002.

We had an operating loss of $116,033 during the quarter ended June 30, 2001 as compared to an operating loss of $310,245 during the quarter ended June 30, 2000, a decrease of 63%. As discussed below, the operating loss decreased due to a reduction in selling, general and administrative expenses.

Selling, general and administrative expenses decreased to $116,033 during the quarter ended June 30, 2001 as compared to $310,245 for the quarter ended June 30, 2000, a decrease of 63%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $214,300 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease. Other decreases in miscellaneous office expenses, consulting expenses, utilities expense, postage expense and telephone expense were approximately $15,400, $6,800, $5,400, $4,800 and $3,600, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. The Company incurred increases in advertising and professional fees of approximately $50,000 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 because of the costs associated with the filing and promotion of our SB-2 registration statement with the SEC.

During the quarter ended June 30, 2000, 13,630 stock options were granted to a non-employee consultant at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultant were recorded for $6,815 in consulting expenses based on the fair market value of the computer networking and technical services rendered. There were no stock options granted to non-employees during the three months ended June 30, 2001.


RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2001 COMPARED TO FIRST SIX MONTHS OF 2000

The Company did not have revenues during the six months ended June 30, 2001 or during the six months ended June 30, 2000. We expect to begin selling the VersaCase in mid 2002.

We had an operating loss of $266,519 during the six months ended June 30, 2001 as compared to an operating loss of $681,242 during the six months ended June 30, 2000, a decrease of 61%. As discussed below, this change is due to a decrease in selling, general and administrative expenses.

The Company did not have research and development expenses during the six months ended June 30, 2001 as compared to $16,680 for the six months ended June 30, 2000. This decrease was due to a consulting fee paid during the 2000 first quarter to an international product design and consulting firm to examine the Company's products for possible improvement and modification suggestions prior to the commencement of full-scale production. We believe that research and development expenses will increase as we go forward.

Selling, general and administrative expenses decreased to $266,519 during the six months ended June 30, 2001 as compared to $664,562 during the six months ended June 30, 2000, a decrease of 60%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $403,000 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease. Other significant decreases in miscellaneous office expenses, consulting expenses, insurance expense, computer supplies and travel expenses were approximately $15,600, $11,800, $37,000, $9,000 and $5,800, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. The Company saw increases in advertising, professional fees and contract labor during the six months ended June 30, 2001 of approximately $106,000 as compared to the six months ended June 30, 2000 because of the costs associated with the filing and promotion of our SB-2 registration with the SEC.

During the six months ended June 30, 2000, 78,102 stock options were granted to non-employee consultants at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultants were recorded for $11,844 in consulting expenses based on the fair market value of the services rendered.



LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of June 30, 2001, the Company's cash totaled $64. Loans from the Mr. Jelinger during the six months ended June 30, 2001 totaled $59,707. We sold equipment totaling $17,849 that was no longer needed for our production facility. Accounts payable increased to $462,949 for the six months ended June 30, 2001 compared to $338,176 at years end December 31, 2000.

Primary uses of cash for the six months ended June 30, 2001 included $113,993 for the Company's operations and working capital requirements. For the six months ended June 30, 2000, primary uses of cash for the Company's operations and working capital requirements totaled $476,240.

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

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our growth strategy is built around five imperatives: maintaining technological leadership; increasing market share; acquiring other business entities; leveraging strategic relationships; and the recruiting and retaining of key personnel.

MAINTAINING TECHNOLOGICAL LEADERSHIP. The cutting edge of our effort to achieve technological leadership is to establish a standard for open architecture and modularity in the computer enclosure industry. Other components, accessories, and products are in various stages of development. They will be supported by an aggressive research and development budget.

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


                                      UNITREND, INC.


Dated:  January 16, 2002        By:   /s/  CONRAD A.H. JELINGER
                                      ------------------------------------------
                                      Conrad A.H. Jelinger
                                      Chief Executive Officer, Interim Chief
                                      Financial Officer and President