Form 10QSB
period 2001-09-30
UNITREND INC
filed 2002-01-22
CIK 1035066

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                   FORM 10-QSB
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001

                                       OR
--        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __NO X

Number of shares of registrant's common stock outstanding as of September 30, 2001: 69,895,580

===============================================================================

                          UNITREND, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                                Table of Contents

PART I.           FINANCIAL INFORMATION                                                                PAGE

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 2001 and December 31,
                  2000..............................................................................       3

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001, 2000 and for the period from September 27, 1994 (date of inception) to
                  September 30,
                  2001..............................................................................       4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2001, 2000 and for the period from September 27, 1994 (date of
                  inception) to September 30, 2001..................................................       5

                  Consolidated Statements of Stockholders' Equity for the nine months ended
                  September 30, 2001 and for the year ended December 31, 2000.......................       6

                  Notes to Condensed Consolidated Financial Statements..............................     7-8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................    8-10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings................................................................       11

Item 2.           Changes In Securities And Use Of Proceeds........................................       11

Item 3.           Defaults Upon Senior Securities..................................................       11

Item 4.           Submission Of Matters To A Vote Of Security Holders..............................       11

Item 5.           Other Information................................................................       11

Item 6.           Exhibit.........................................................................        11

                  Signatures......................................................................        11


This quarterly report on Form 10-QSB is for the three and nine months ended September 30, 2001. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission
(SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiary.

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

Part I.           Financial Information
Item I.           Condensed Consolidated Financial Statements

                          UNITREND, INC AND SUBSIDIARY
                          (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS


===============================================================================================================================

                                                 ASSETS
                                                                                    (unaudited)            (audited)
                                                                                 September 30, 2001     December 31, 2000
                                                                               --------------------    -------------------
CURRENT ASSETS
 Cash                                                                                   $         92    $     43,739
                                                                                        ------------    ------------

PROPERTY AND EQUIPMENT, at cost

 Land                                                                                         67,485          67,485

 Building and improvements                                                                   376,715         376,385

 Furniture and fixtures                                                                       65,266          83,115

 Computer equipment                                                                           151,064         151,064

 Computer software                                                                            46,719          46,719

 Automobiles                                                                                  15,937          15,937

 Tooling and dies under construction                                                       1,469,429       1,469,429
                                                                                        ------------    ------------

                                                                                           2,192,615       2,210,134

 Less accumulated depreciation                                                              (260,658)       (235,248)
                                                                                        ------------    ------------
     Net property and equipment
                                                                                           1,931,957       1,974,886
                                                                                        ------------    ------------

OTHER ASSETS

 Patent licensing costs, net of accumulated amortization                                      27,524          28,924

 Loan costs, net of accumulated amortization                                                   1,907           2,724
                                                                                        ------------    ------------
     Total other assets
                                                                                              29,431          31,648
                                                                                        ------------    ------------


     TOTAL ASSETS                                                                          $1,961,480      $2,050,273
                                                                                        ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                                          $ 464,832        $338,176

 Current portion of note payable                                                             248,073         248,073

 Accrued expenses                                                                            548,020         517,755
                                                                                        ------------    ------------
     Total current liabilities
                                                                                           1,260,925       1,104,004
                                                                                        ------------    ------------


NOTES PAYABLE - RELATED PARTIES                                                               125,357          32,466
                                                                                        ------------    ------------

STOCKHOLDERS' EQUITY

 Common stock, no par value                                                                3,557,503       3,557,503
 Additional paid-in capital                                                                8,023,695       8,023,695

 Deficit accumulated in the development stage                                            (11,006,000)    (10,667,395)
                                                                                        ------------    ------------


     Total stockholders' equity                                                              575,198         913,803
                                                                                        ------------    ------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  1,961,480     $ 2,050,273
                                                                                        ============    ============


                          UNITREND, INC AND SUBSIDIARY
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                           (unaudited)         (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                           Three Months       Three Months       Nine Months       Nine Months       September 27,
                                              Ended               Ended              Ended            Ended        1994 (Date of
                                            September         September            September         September     Inception)  to
                                             30, 2001           30, 2000           30, 2001         30, 2000      September 30, 2001
                                         -----------------   ----------------   ---------------- --------------  -----------------

Sales                                                    $ -                $ -            $ -              $ -             $ 603

Research and development expenses                          -                  -              -          (16,680)         (529,943)

Selling, general and administrative
 expenses                                            (44,221)          (254,213)      (310,740)        (918,775)      (10,228,712)
                                            -----------------   ----------------  -------------   --------------  ----------------

Operating loss                                       (44,221)          (254,213)      (310,740)        (935,455)      (10,758,052)

Interest income                                            -                425              -              831             1,546

Interest expense                                     (10,223)           (12,631)       (27,865)         (29,966)         (225,526)
                                            -----------------   ----------------  -------------   --------------  ----------------

Net loss before cumulative
  effect of change in accounting
  principle                                          (54,444)          (266,419)      (338,605)        (964,590)      (10,982,032)

Cumulative effect of change in
  accounting principle                                     -                  -              -                -           (23,968)
                                            -----------------   ----------------  -------------   --------------  ----------------

Net loss                                           $ (54,444)        $ (266,419)    $ (338,605)      $ (964,590)    $ (11,006,000)
                                            =================   ================  =============   ==============  ================

Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                                          $ (0.00)           $ (0.00)       $ (0.00)         $ (0.01)          $ (0.16)

Cumulative effect of change in
  accounting principle                                     -                  -              -                -                 -
                                            -----------------   ----------------  -------------   --------------  ----------------

Net loss                                             $ (0.00)           $ (0.00)       $ (0.00)         $ (0.01)          $ (0.16)
                                            =================   ================  =============   ==============  ================

Weighted average shares outstanding
  used to compute basic and diluted
  loss per share                                  69,895,580         69,383,580     69,895,580       69,383,580        67,064,092
                                            =================   ================  =============   ==============  ================


                          UNITREND, INC AND SUBSIDIARY
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       (unaudited)        (unaudited)          (unaudited)
                                                                        Nine Months        Nine Months       September 27, 1994
                                                                      Ended September     Ended September   (Date of Inception)
                                                                         30, 2001           30, 2000        to September 30, 2001
                                                                     ------------------  ----------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                    $ (338,605)       $ (964,590)          $ (11,006,000)
                                                                      -----------------    --------------      ------------------

 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Change in accounting principle                                                       -                 -                  23,968
 Options issued for services                                                          -            11,844               5,326,989
 Depreciation & amortization                                                     27,627            29,902                 274,598
 Loss on disposal of property & equipment                                         6,908                 -                   6,908
 Bad debt                                                                             -                 -                  42,157
 Accrued interest income                                                              -              (831)                 (3,091)
 Common stock issued for services                                                     -                 -                  10,000
Increase in operating assets:
 Prepaid expenses                                                                     -            19,830                       -
Increase in operating liabilities:
 Accounts payable                                                               126,656            11,660                 464,832
 Accrued expenses                                                                30,265           349,121                 617,962
                                                                      -----------------    --------------      ------------------
 Total adjustments                                                              191,456           421,526               6,764,323
                                                                      -----------------    --------------      ------------------

  Net cash used in operating activities                                       (147,149)         (543,064)             (4,241,677)
                                                                      -----------------    --------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payment for patent licensing costs                                                   -                 -                 (31,723)
 Purchase of property and equipment                                                (330)          (77,499)             (2,210,464)
 Proceeds from sale of property & equipment                                      10,941                 -                  10,941
 Loans to related parties                                                             -                 -                 (18,191)
 Loans to other entities                                                              -                 -                 (23,916)
 Repayment from employee                                                              -                 -                   3,041
 Payment of organizational cost                                                       -                 -                 (30,168)
                                                                      -----------------    --------------      ------------------
  Net cash provided by (used in ) investing activities                           10,611           (77,499)             (2,300,480)
                                                                      -----------------    --------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of loan costs                                                               -                 -                  (5,448)
 Loans from stockholder                                                         92,891           625,943               2,547,211
 Proceeds from note payable                                                          -                 -                 290,000
 Payment on note payable                                                             -           (12,928)                (41,927)
 Proceeds from sale of common stock
 and exercise of stock options                                                       -                 -               2,619,563
 Payments for stock recissions                                                       -                 -                (134,170)
 Sale of stock subject to recission for cash                                         -                 -               1,267,020
                                                                      -----------------    --------------      ------------------
  Net cash provided by financing activities                                     92,891           613,015               6,542,249
                                                                      -----------------    --------------      ------------------

  Net increase (decrease) in cash                                              (43,647)           (7,548)                     92

Cash - beginning of period                                                      43,739             8,779                       -
                                                                      -----------------    --------------      ------------------

Cash - end of period                                                              $ 92           $ 1,231                    $ 92
                                                                      =================    ==============      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period
  Interest                                                                         $ -          $ 26,632               $ 127,823

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

                          UNITREND, INC AND SUBSIDIARY
                         (Development Stage Companies)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2001
                    And For the Year Ended December 31, 2000




                                                                                           Deficit
                                                                                         Accumulated
                                                Common Stock             Additional      During the
                                    -----------------------------------    Paid-in       Development
                                          Shares            Amount         Capital          Stage          Total

                                    -------------------- -------------- -------------- ---------------- -------------
BALANCE -
  December 31, 1999                    69,383,580         $ 3,301,503      $5,770,055     $(9,388,662)    $(317,104)


Stock options issued on
 January 2, January 3,
 February 3, March 1, and
 June 5, 2000                                   -                   -          11,844               -        11,844


Forgiveness of loans by
 majority stockholder on
 March 31, 2000                                 -                    -      2,241,796               -     2,241,796


Exercise of stock options at $0.50
 per share on October 11 and
 December 19, 2000                         12,000               6,000               -               -         6,000


Majority stockholder exercised
 options at $0.50 per share
 on December 1, 2000                      500,000             250,000               -               -       250,000

Net loss - 2000
                                                -                   -              -       (1,278,733)   (1,278,733)
                                    -------------        ------------     -----------     ------------  -----------

BALANCE -
                                       69,895,580           3,557,503       8,023,695     (10,667,395)      913,803
  December 31, 2000

Net loss for the period
 ended September 30, 2001                       -                   -               -        (338,605)     (338,605)
                                    -------------        ------------     -----------     ------------  -----------

BALANCE -
    September 30, 2001                 69,895,580         $ 3,557,503     $ 8,023,695    $(11,006,000)    $575,198
                                    =============        ============     ===========    =============  ===========

                         UNITREND, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 2001. The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. As of September 30, 2001, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of $11,006,000.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for the period ended September 30, 2001 (unaudited) and 2000, in entirety, and include the financial statements of its 60% owned Subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, which accrue interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of September 30, 2001 and December 31, 2000, the outstanding balances of the notes payable to the President/majority stockholder were $125,357 and $32,466, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as an addition to contributed capital.

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

NEW ACCOUNTING PRONOUNCEMENT

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THIRD QUARTER OF 2001 COMPARED TO THIRD QUARTER OF 2000

The Company did not have revenues during the quarter ended September 30, 2001 or during the quarter ended September 30, 2000. We expect to begin selling the VersaCase in mid 2002.

We had an operating loss of $44,221 during the quarter ended September 30, 2001 as compared to an operating loss of $254,213 during the quarter ended September 30, 2000, a decrease of 83%. As discussed below, the operating loss decreased due to a reduction in selling, general and administrative expenses.


Selling, general and administrative expenses decreased to $44,221 during the quarter ended September 30, 2001 as compared to $254,213 for the quarter ended September 30, 2000, a decrease of 83%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $168,200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease. Other decreases in professional fees, consulting expenses, repairs and maintenance expense, and travel expenses were approximately $32,000, $8,700, $4,400 and $5,500, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. The Company did not incur significant increases in other expenses during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.


During the quarters ended September 30, 2001 and September 30, 2000 there were no stock options granted under our 1999 Stock Option Plan.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2001 COMPARED TO FIRST NINE MONTHS OF 2000

The Company did not have revenues during the nine months ended September 30, 2001 or during the nine months ended September 30, 2000. We expect to begin selling the VersaCase in mid 2002.

We had an operating loss of $310,740 during the nine months ended September 30, 2001 as compared to an operating loss of $935,455 during the nine months ended September 30, 2000, a decrease of 67%. As discussed below, this operating loss decreased due to a reduction in selling, general and administrative expenses.

The Company did not have research and development expenses during the nine months ended September 30, 2001 as compared to $16,680 for the nine months ended September 30, 2000. This decrease was due to a consulting fee paid during the 2000 first quarter to an international product design and consulting firm to examine the Company's products for possible improvement and modification suggestions prior to the commencement of full-scale production. We believe that research and development expenses will increase as we go forward.

Selling, general and administrative expenses decreased to $310,740 during the nine months ended September 30, 2001 as compared to $918,775 during the nine months ended September 30, 2000, a decrease of 66%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $586,000 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease. Other significant decreases in insurance expense, consulting expenses, miscellaneous office expenses, travel expenses and computer supplies were approximately $25,000, $20,600, $15,400, $11,300 and $9,100, respectively as the
Company continued its efforts to cut costs to decrease the Company's need for cash. The Company saw increases in advertising, professional fees and contract labor during the nine months ended September 30, 2001 of approximately $90,300 as compared to the nine months ended September 30, 2000 because of the costs associated with the filing and promotion of our SB-2 registration with the SEC.

During the nine months ended September 30, 2000, 78,102 stock options were granted to non-employee consultants at an exercise price of $0.50 each, under our 1999 Stock Option Plan. Options to the non-employee consultants were recorded for $11,844 in consulting expenses based on the fair market value of the services rendered. There were no stock options granted during the nine months ended September 30,2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of September 30, 2001, the Company's cash totaled $92. Loans from the Mr. Jelinger during the nine months ended September 30, 2001 totaled $92,891. We sold equipment totaling $17,849 that was no longer needed for our production facility. Accounts payable increased to $464,832 for the nine months ended September 30, 2001 compared to $338,176 at year end December 31, 2000.

Primary uses of cash for the nine months ended September 30, 2001 included $147,149 for the Company's operations and working capital requirements. For the nine months ended September 30, 2000, primary uses of cash for the Company's operations and working capital requirements totaled $543,064.

The Company has a note payable with a bank that was used to finance the acquisition of the Company's corporate office building located at 4665 W. Bancroft Street, Toledo, OH 43615. The note is payable in monthly installments of $1,611 plus interest which is charged at the prime rate plus 1 1/2 % (11.00% and 9.75% at December 31, 2000 and 1999, respectively). The note is secured by the building and the personal guarantee of the majority stockholder. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the note payable with a bank approximates the recorded value. The note's original maturity was to be on August 1, 2003 at which time the remaining principal was to be repaid, however the Company did not remain current with its payments during the year ended December 31, 2000 and at year end was in default on the debt. Subsequent to December 31, 2000, the Company reached an agreement with the lender and made payments of $50,524 to the lender, which brought the loan current. The Company further agreed to make timely payments for six months and refinance this debt with another institution by June 1, 2002. The lender agreed to cease all activities related to acceleration of the collection of the debt. Accordingly, the remaining balance due on the note payable has been classified as a current liability on the consolidated balance sheet.

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


                                          UNITREND, INC.


Dated:  January 21, 2002                 By:   /s/ CONRAD A.H. JELINGER
                                               ----------------------------
                                               Conrad A.H. Jelinger
                                               Chief Executive Officer,
                                               Interim Chief Financial
                                               Officer and President