Form 10KSB
period 2001-12-31
UNITREND INC
filed 2002-08-14
CIK 1035066

U.S. Securities and Exchange Commission
                          Washington D.C.  20549


                                Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year ended December 31, 2001

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______.

Commission file number:  001-15777

                               UNITREND, INC.
              (Name of small business issuer in its charter)

               Nevada                              34-1904923
  (State or other jurisdiction of       (IRS Employer Identification No.)
   incorporation or organization)

  4665 W. Bancroft Street, Toledo,                    43615
                Ohio                               (Zip code)
  (Address of principal executive
              offices)

                              (419) 536-2090
                        (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                        Common Stock no par value
                                        Options
                                       (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __   No _X_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_ /

State issuer's revenues for its most recent year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $ 117,727,197 as of August 13, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of August 13, 2002:              Common Stock:                 70,371,770


                       DOCUMENTS INCORPORATED BY REFERENCE
Form 10-12b filed March 30, 2000

Transitional Small Business Disclosure Format:
Yes ___    No X


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

  * the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

  * the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

  * the timely development of and acceptance of our new products and the perceived overall value of these products by users, including the features, pricing and quality compared to competitors' products;

  * the willingness of users to substitute our products for products of our competitors;

  * the impact of technological changes;

  * acquisitions;

  * changes in consumer spending habits; and

  * our success at managing the risks involved in the foregoing.

The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Unitrend, Inc. or Osborne Manufacturing, Inc.


                                  PART I

Item 1.   Description of Business

Unitrend, Inc. (the "Company") is a development stage company founded as an Ohio Corporation in 1996 by Conrad A.H. Jelinger. The Company was reincorporated in Nevada in July, 1999. The Company focuses on the computer enclosure and power supply industry. The Company is preparing for the release of the VersaCaser computer enclosure early 2003. In 1998 we agreed to acquire by merger a related party known as Server Systems Technology, Inc., (SSTI), an Ohio corporation formed September 27, 1994, for the purpose of obtaining patented technology crucial to retaining control of the VersaCase line of products. This acquisition was legally effectuated in July 1999.

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

Unitrend's  corporate  headquarters  is  in  Toledo,  Ohio.   The   company
currently employs four people, and expects to grow to approximately to 25 people by late 2003.

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

Currently, we have seven United States patents issued and three United States patent applications pending. We also have five trademarks and service marks. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. There can be no assurance that any new patents will be issued, that we will continue to develop proprietary products or technologies that are able to be patented, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our business and operating results.

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

INDUSTRY

The computer industry has experienced remarkable growth in the past, but during 2001 this worldwide market decreased by 4.6% to 128 million units according to Gartner Group. In 2001, domestic sales decreased to 44 million units, an 11.1% decrease as compared to 49.4 million units in 2000, according to Gartner Group. Worldwide PC shipments dropped nearly 12% in the third quarter of 2001 over the same period last year from 34.6 million to 30.7 million according to a Dataquest report. During the second quarter 2001, worldwide PC shipments totaled 29.8 million, a 2% decrease from the second quarter 2000, logging the first year-over-year quarterly decline according to IDC (Itworld.com 7/20/01). Dataquest reports 49.4 million units sold domestically and 134.7 millions units sold worldwide in 2000, a worldwide growth of 14.5% over 1999. According to Dataquest, PC shipments reached 44.8 million units domestically, and 117.6 million units worldwide in 1999. While the Y2K issue motivated some of the 1999 purchases, this sales pattern reflects both the acquisition of first machines and replacement of existing units. Domestic PC sales are expected to decrease to 41 million units and worldwide PC sales are projected to increase to 133 million units during 2002 according to Gartner Group projections. Worldwide PC sales are expected to reach over 215 million units by the year 2005. Even though sales have slowed, the company believes that worldwide PC sales will increase in the coming years because of the replacement of outdated units. In 2002, end of life cycle issues, rather than technology innovations, will be the major reason for upgrading and/or replacing existing PCs. Enterprises will prioritize cost savings through optimization and extension of technology and solution investments that will make this a perfect environment for the introduction of the VersaCase and related products.

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

The VersaCase is comprised of a number of characteristics and features, such as:

      *  Chassis and outer shell are made of 16-gauge steel.

      * Up to fifteen 3 1/2" drives can be mounted internally onto three independent universal mounting racks.

      * Or six 5 1/4" drives can be mounted onto two independent universal mounting racks.

      * Removable drive bay panels allow for any combination of drive sizes to be installed.

      * Front mounted DB connector for easy laptop docking or serial, SCSI, USB and parallel connections.

      * Front DB connector can be swapped with a wireless infrared connecting port.

      * High-security tumbler lock to protect against unauthorized entry into the computer's interior.

      * Easy to read control panel with LED readouts for Power,Turbo, HHD1 activity, HDD2 activity, Power supply cooling fan failure warning, and Processor cooling fan failure warning, as well as a System Reset switch and Turbo speed switch.

      * 19" Rack-Mount ready chassis with invertible outer shell to maintain EMI/RFI shielding.

      * Ultra-strong construction to allow units to be stacked up to six high with docking pin accessory.

      * Rugged design allows even the heaviest CAD Monitors to be placed on top of unit.

      * Ball bearing drawer sliders with heavy duty 100lb weight capacities, for smooth opening and closing.

      * Removable back plane with 25-pin, 9-pin DB connector ports and RJ port.

      * Optional 10, 12, or 16 slot back planes available for AT,ATX, Passive back plane and other designs.

      * Includes Stable Power Supply (when available) or allows the use of standard Slim power supplies mounted in either a horizontal or vertical position.

      * Rear mounted cable transom to facilitate moving wires when opening and closing chassis drawer.

      * Quick-release power supply base unit used to distributepower to electrical components which accepts optional battery pack for uninterrupted power in case of power supply failure.

      * Removable thread-mounted feet allow unit to be bolted down on or under table, desk, wall, rack, etc.

OPERATIONS

For the design and development of our products, we rely on our founder, Mr. Jelinger. We will look for a skilled work force imbued with a strong work ethic and moderate wage scale for the manufacturing process. In addition, principal suppliers have been selected based on experience and pricing considerations.

Key Suppliers. We will use a large national metals company that is established, well-known and respected in the computer industry, as our major vendor. They will produce the VersaCase chassis through a hard-tool process, and will apply the interior rails and feet to the bottom of the unit. The vendor also will have the ability to customize parts with soft-tool applications.

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

RESEARCH AND DEVELOPMENT

Apart from tooling costs of $1,469,429, as of December 31, 2001, we have invested $529,943 in research and development. To date, our primary focus has been the development of the VersaCase. We are developing accessories that will further enhance the VersaCase, and allow for further customization. It is our intent to continue to innovate by developing similar products that will enable a computer user to save time and money while upgrading and repairing his or her computer. Other product designs are also on the drawing board. There is no guarantee that any of these products will become viable revenue sources.

We believe timely introduction of new and enhanced products will be essential to maintaining a competitive edge. However, we make no representation or guarantee that we will be able to establish or maintain a competitive edge in the marketplace. Consequently, the human and financial commitment to research and development will increase proportionately to meet these demands.

At December 31, 2001, we had a total of four full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. We consider our employee relations to be good.

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

We are a development stage company that commenced operations in April 1996 and has incurred significant losses since that date. In 1998, we acquired Server Systems Technology, Inc. (SSTI), a related Ohio corporation formed September 27, 1994. SSTI held the patent on technology crucial to the VersaCase line of products. We acquired SSTI in a stock-for-stock exchange. Also in 1998, we incorporated Osborne Manufacturing Inc. (OMI) as an Ohio Corporation to function as the business entity for a joint venture between our Company and one of our employees. To date, we have not generated any revenues from sales of our patented and patent pending products or through licensing agreements, but have relied on private financing and loans from our founder. Furthermore, we have not yet been profitable since our inception and expect to incur additional operating losses in 2002 and 2003 as we ramp up for production and sales of our VersaCase product. As of December 31, 2001, we had an accumulated deficit in the development stage of approximately $11,099,384. At December 31, 2001 we had available net operating loss carry forwards of approximately
$5.6 million for federal income tax reporting purposes which begin to expire in 2011. To date our operations have consisted predominately of incidental sales of computer components while we have principally concentrated on the progression of the VersaCase enclosure and related products. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses through 2003. Expenses incurred have been primarily for development of the VersaCase enclosure system, tooling and administrative support. We expect to incur significant engineering, pre-production, sales, general and administrative expenses, and as a result, we will need to generate significant revenue to achieve profitability. Additionally, our lack of operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters. Although our core management team has worked together for several years, none of the present members of management has extensive experience in managing a large public business in the computer industry. We intend to hire accomplished individuals in the industry to supplement our current management team. However, we cannot assure that we will be able to attract and retain such persons.

The Company has conducted extensive research and development activities since its inception at a variety of levels. Such activities have primarily focused on market research, marketing, sales and distribution, current technologies, emerging technologies, manufacturing, tool production and analysis, engineering (structural, mechanical, and electronic/electrical) and product development. The Company has engaged various consultants to assist in some of these matters. The Company initially had a two to three year time line for developing and placing its initial products into the market. However early in 1998, toward the end of the initial product development cycle, the computer industry announced sweeping changes to its 20-year old standard in internal design layouts. These changes caused the computer industry to adopt a new standard. Substantial changes in the future are not to be expected for at least ten years. This caused the Company to redesign its products prior to commencement of the development of tooling and dies. These changes caused delays and deviations from the initial timeline. An additional delay were caused by the Company's underestimation of the complications involved in developing the tools and dies necessary to produce the Company's products (up to six months may be required per tool). Additionally, a significant number of these tools cannot be built concurrently with one another because the parts produced by the core tool must be compared and checked against industry standards before other tools based upon that part may be engineered. The VersaCase product alone has more than 200 parts, with most of those components having been invented by the Company. To build the VersaCase more than 40 tools have to be designed, machined and built. The total cost for tooling to date is $1,469,429 with an additional $3,411,203 needed to complete tooling, and for various marketing activities provided by Fitch Inc. including but not limited to developing a selling proposition, conduct naming and nomenclature, developing branding elements and launch material formats, design a trade show exhibit booth, and further develop the web site prior to full-scale production. There was a decline from approximately $190,000 spent on tooling in 1999 compared to $40,000 spent in 2000 and nothing spent in 2001. This decrease is due to six tools being launched in 1999 as opposed to only one tool in 2000 and no tools in 2001.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

We had no net revenues in the year ended December 31, 2001 ("2001") or in the year ended December 31, 2000 ("2000"). Consequently, there was no cost of revenues or gross profit in 2001 or 2000.

We incurred an operating loss of $396,542 in 2001, compared to an operating loss of $1,239,727 in 2000, a decrease of $843,185. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease; this is the primary reason behind the decline in our operating loss for 2001 as compared to 2000.

Research and development expenses, which were expensed as they were incurred, consist primarily of salaries and related expenses for personnel engaged in engineering and development, fees paid to research and engineering consultants and outside service providers, costs for prototypes and test units, and other expenses related to the design, development, testing and enhancements of VersaCase and our future products. Our research and development expenses decreased to zero in 2001 from $21,035 in 2000, a decrease of 100%. This decrease was due to a consulting fee paid during 2000 to an international product design and consulting firm to examine the Company's products for possible improvement suggestions prior to the commencement of full-scale production.

There was a decline from $40,000 in 2000 to zero in 2001 spent on tooling and dies for the VersaCase. This decrease is due to one tool being launched in 2000 as opposed to no tools in 2001. The total future tooling commitments remaining as of December 31, 2001 totaled $365,295.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and accounting services, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses decreased to $396,542 in 2001 from $1,218,692 in 2000, a decrease of 67%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $778,067 during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease. Other decreases in professional fees, consulting expenses, officers' insurance, travel expenses and computer supplies were approximately $31,000, $20,400, $15,500, 10,900 and $8,700, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. During the year ended December 31, 2001 as compared to the year ended December 31, 2000, the Company incurred significant increases in contract labor and advertising of $84,000 and $49,000, respectively. These increases were directly related to the printing of prospectuses and publicity affiliated with the Company's SB-2 registration with the United States Securities and Exchange Commission. We expect that selling, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations domestically, initiate additional marketing programs, establish sales offices in new locations and incur additional costs related to the growth of our business and our operations as a public company.

During 2001, there were no stock options granted to non-employees under our 1999 Stock Option Plan. As of December 31, 2001, 3,792,102 total options remain exercisable by non-employee consultants at a strike price of $0.50 each. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying consolidated financial statement, using the fair market value of the services rendered or the options granted on the date of issuance. During 2000, 218,270 options were cancelled and 12,000 were exercised. We recognized no compensation expense to non-employees relating to options during 2001, compared to $11,844 in 2000, a decrease of 100%. We determined that the per share weighted average fair value of post-splits stock options granted during 2000 was $0.50 on the date of grant.

Accrued payroll and related taxes decreased to $492,911 at December 31, 2001 as compared to $517,755 at December 31, 2000, respectively. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease. Interest expense decreased to $35,447 in 2001 compared to $39,006 in 2000, a decrease of 9%. Our interest expense for 2001 was consistent with 2000.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

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

During  2000,  78,102  stock options were granted to  non-employees  at  an exercise price of $0.50 each, under our 1999 Stock Option Plan. As of December 31, 2000, 3,792,102 total options remain exercisable by non-
employee consultants at a strike price of $0.50 each. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying consolidated financial statement, using the fair market value of the services rendered or the options granted on the date of issuance. During 2000, 218,270 options were cancelled and 12,000 were exercised. We recognized $11,844 of compensation expense to non-employees relating to these options during 2000, compared to $7,868 in 1999, an increase of approximately 51%. We determined that the per share weighted average fair value of post-splits stock options granted during 2000 was $0.50 on the date of grant.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily through private placements of equity securities, which provided aggregate net proceeds of approximately $2,620,000 and net loans from founder received from inception of $2,670,000. At December 31, 2001, our cash balance was $235. Since that date, we have received additional proceeds from founder's loans and the Company's cash position fluctuates. The Company expects founder's loans to continue funding the Company's operations until the time that such loans are not necessary. The cash requirement needed to complete production tooling, infrastructure, manufacturing development and marketing of the VersaCase and related products is approximately $4,200,000, of which $365,295 was contractual committed to as of December 31, 2001. Production could feasibly start early 2003 and would require approximately $5,000,000 to begin initial ramp-up production for a 90 day period.

Net cash used in operating activities for the years ended 2001 and 2000 was $250,398 and $627,134, respectively. Our net cash flow provided by investing activities was $10,611 in 2001 and the cash flow used in investing activities in 2000 was $78,221 and relates primarily to capitalized tooling costs and other equipment purchased and sold. Net cash inflow from financing activities was $196,283 in 2001 and $740,315 in 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2002,the Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6 "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." This SOP clarifies certain disclosures of companies' accounting policies concerning trade receivables and other lending activities, which will be required for fiscal years beginning after December 15, 2001. The Company will adopt this SOP on October 1, 2002.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies, and simplifies existing accounting pronouncements. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required a company to aggregate and, if material, classify all gains and losses from a debt extinguishment as an extraordinary item, net of related income tax effect. Statement 145 also rescinds Statement 44 dealing with motor carriers. Statement 145 also amends FASB Statement No. 13, Accounting for Leases, to require that a company use sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Statement 145 as it relates to the rescission of Statement 4 is effect for fiscal years beginning after May 15, 2002, with earlier application encouraged. All other provisions of Statement 145 are effective for transaction or financial statement issued on or after May 15,2002. The Company does not expect the adoption of this pronouncement to have any effect on the Company's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities in July 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Example of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have any effect on the Company's financial statements.


Item 7.   Financial Statements

                         UNITREND, INC. AND SUBSIDIARY
                         (Development Stage Companies)

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 and 2000


                                   ASSETS

                                                      (unaudited)   (audited)
                                                          2001         2000
CURRENT ASSETS
Cash                                                        $235      $43,739
                                                      ----------   ----------
PROPERTY AND EQUIPMENT, at cost
Land                                                      67,485       67,485
Building and improvements                                376,716      376,385
Furniture and fixtures                                    65,266       83,115
Computer equipment                                       151,055      151,064
Computer software                                         46,719       46,719
Automobiles                                               15,937       15,937
Tooling and dies under construction                    1,469,429    1,469,429
                                                      ----------   ----------
                                                       2,192,607    2,210,134
Less accumulated depreciation                           (267,016)    (235,248)
                                                      ----------   ----------
Net property and equipment                             1,925,591    1,974,886
                                                      ----------   ----------
OTHER ASSETS
Patent licensing costs,
   net of accumulated amortization                        27,058       28,924
Loan costs,
   net of accumulated amortization                         1,634        2,724
                                                      ----------   ----------
Total other assets                                        28,692       31,648
                                                      ----------   ----------
TOTAL ASSETS                                          $1,954,518   $2,050,273
                                                      ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable                                        $502,970     $338,176
Current portion of note payable                          225,520      248,073
Accrued expenses                                         492,911      517,755
                                                      ----------   ----------
Total current liabilities                              1,221,401    1,104,004
                                                      ----------   ----------
NOTES PAYABLE - RELATED PARTIES                          251,303       32,466
                                                      ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value                             3,557,503    3,557,503
Additional paid-in capital                             8,023,695    8,023,695
Deficit accumulated in the development stage         (11,099,384) (10,667,395)
                                                      ----------   ----------
Total stockholders' equity (deficit)                     481,814      913,803
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)   $1,954,518   $2,050,273
                                                      ==========   ==========




                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Years Ended December 31, 2001, 2000, 1999 and for the period from the inception date of September 27, 1994 to December 31, 2001

                                           (unaudited)       (audited)        (audited)          (unaudited)
                                           Year Ended       Year Ended       Year Ended       September 27, 1994
                                           December 31,     December 31,     December 31,    (Date of Inception)
                                               2001            2000             1999         to December 31, 2001
                                          --------------   --------------   --------------   --------------------
Sales                                     $           -    $           -    $           -    $               603

Research and
  development expenses                                -          (21,035)          (6,523)              (529,943)

Selling, general
  and administrative expenses                  (396,542)      (1,218,692)      (1,232,339)           (10,314,514)
                                          --------------   --------------   --------------   --------------------
Operating loss                                 (396,542)      (1,239,727)      (1,238,862)           (10,843,854)

Interest income                                       -              -              1,546                  1,546

Interest expense                                (35,447)         (39,006)         (97,268)              (233,108)
                                          --------------   --------------   --------------   --------------------
Net loss before cumulative
  effect of change in
  accounting principle                         (431,989)      (1,278,733)      (1,334,584)           (11,075,416)

Cumulative effect of change
  in accounting principle                             -               -                 -                (23,968)
                                          --------------   --------------   --------------   --------------------
Net loss                                  $    (431,989)   $  (1,278,733)   $  (1,334,584)   $       (11,099,384)
                                          ==============   ==============   ==============   ====================
Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                               $       (0.01)   $       (0.02)   $       (0.02)   $             (0.17)

Cumulative effect of change in
  accounting principle                                -                -                -                      -
                                          --------------   --------------   --------------   --------------------
Net loss                                  $       (0.01)   $       (0.02)   $       (0.02)   $             (0.17)
                                          ==============   ==============   ==============   ====================
Weighted average shares
 outstanding used to compute
 basic and diluted loss
 per share                                   69,895,580       69,456,336       69,059,567             67,064,092
                                          ==============   ==============   ==============   ====================



                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               For the Years Ended December 31, 2001, 2000 and 1999
                                   (unaudited)


                                                           Deficit
                                                         Accumulated
                           Common Stock     Additional    During the
                         ----------------     Paid-in    Development
                        Shares      Amount    Capital       Stage      Total
                      ---------- ---------- ---------- ------------- ----------
BALANCE -
  DECEMBER 31, 1998   68,608,260  2,906,343  5,762,187   (8,054,078)    614,452

Sale of common stock
  for cash at $0.50
  per share from
  January 1 to
  June 30, 1999          770,320    385,160          -            -     385,160

Stock options issued
  on January 15,
  August 10,
  August 15, and
  November 29, 1999            -          -      7,868            -       7,868

Common stock issued
  for services at
  $2.00 per share
  on August 30, 1999       5,000     10,000          -            -      10,000

Net loss - 1999                -          -          -   (1,334,584) (1,334,584)
                      ---------- ---------- ---------- ------------- -----------

BALANCE -
  DECEMBER 31, 1999   69,383,580  3,301,503  5,770,055   (9,388,662)   (317,104)

Stock options issued
  on January 2, January 3,
  February 3, March 1,
  and June 5, 2000             -          -     11,844            -      11,844

Forgiveness of loans by
  majority stockholder
  on March 31, 2000            -          -  2,241,796            -   2,241,796


Exercise of stock options
  at $0.50 per share
  on October 11 and
  December 19, 2000       12,000      6,000          -            -       6,000

Majority stockholder
  exercised options
  at $0.50 per share
  on December 1, 2000    500,000    250,000          -            -     250,000

Net loss - 2000                -          -          -   (1,278,733) (1,278,733)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2000     69,895,580  3,557,503  8,023,695  (10,667,395)    913,803

Net loss - 2001                -          -          -     (431,989)   (431,989)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2001     69,895,580 $3,557,503 $8,023,695 $(11,099,384) $  481,814
                      ========== ========== ========== ============= ===========




                           UNITREND, INC. AND SUBSIDIARY
                           (Development Stage Companies)

                       CONSOLIDATED STATEMENT OF CASH FLOWS
   For the Years Ended December 31, 2001, 2000, 1999 and for the period from the inception date of September 27, 1994 to December 31, 2001

                                          (unaudited)    (audited)     (audited)        (unaudited)
                                                                                     September 27, 1994
                                          Year Ended    Year Ended    Year Ended     (Date Of Inception)
                                          December 31,  December 31,  December 31,      to December 31,
                                              2001          2000          1999               2001
                                        ------------  -------------  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $  (431,989)  $ (1,278,733)  $ (1,334,584)     $(11,099,384)
                                        ------------  -------------  -------------     -------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                 -              -              -            23,968
    Options issued for services                    -         11,844          7,868         5,326,989
    Depreciation & amortization               36,906         39,324         35,265           283,877
    Loss on disposal of property
     and equipment                             4,735              -              -             4,735
    Bad debt                                       -         34,008          8,149            42,157
    Accrued interest income                        -              -         (1,545)           (3,091)
    Common stock issued for services               -              -         10,000            10,000
  Increase in operating assets:
    Prepaid expenses                               -         19,830              -                 -
  Increase in operating liabilities:
    Accounts payable                         164,794         43,760       (210,181)          502,970
    Accrued expenses                         (24,844)       502,833        (41,675)          562,853
                                         ------------  -------------  -------------     -------------
    Total adjustments                        181,591        651,599       (192,119)        6,754,458
                                         ------------  -------------  -------------     -------------
  Net cash used in operating activities     (250,398)      (627,134)    (1,526,703)       (4,344,926)
                                         ------------  -------------  -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs               -              -        (31,723)          (31,723)
  Purchase of property and equipment            (330)       (78,221)      (263,809)       (2,210,464)
  Proceeds from sale of property and
   equipment                                  10,941              -              -            10,941
  Loans to related parties                         -              -              -           (18,191)
  Loans to other entities                          -              -          7,000           (23,916)
  Repayment from employee                          -              -              -             3,041
  Payment of organizational cost                   -              -              -           (30,168)
                                         ------------  -------------  -------------     -------------
  Net cash provided by (used in )
   investing activities                       10,611        (78,221)      (288,532)       (2,300,480)
                                         ------------  -------------  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                            -              -              -            (5,448)
  Loans from stockholder                     218,836        750,466      1,545,323         2,673,156
  Proceeds from note payable                       -              -              -           290,000
  Payment on note payable                    (22,553)       (16,151)       (16,110)          (64,480)
  Proceeds from sale of common stock
   and exercise of stock options                   -          6,000        292,910         2,619,563
  Payments for stock recissions                    -              -              -          (134,170)
  Sale of stock subject to recission
   for cash                                        -              -              -         1,267,020
                                         ------------  -------------  -------------     -------------
  Net cash provided by financing
   activities                                196,283        740,315      1,822,123         6,645,641
                                         ------------  -------------  -------------     -------------

    Net increase (decrease) in cash          (43,504)        34,960          6,888               235

Cash - beginning of period                    43,739          8,779          1,891                 -
                                         ------------  -------------  -------------     -------------
Cash - end of period                     $       235   $     43,739   $      8,779      $        235
                                         ============  =============  =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                            $    32,717   $     35,672   $     26,298      $    127,823


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                 PART III
Item 9.   Directors, Executive Officers and Key Employees

            Name            Age     Position with the Company

    Conrad  A.H. Jelinger   49      President, Chief Executive Officer,
                                    Chairman, interim CFO and Director
    Kathleen M. Farley      27      Executive Vice President
    Aaron C. Wood           32      Chief Operating Officer
    Eric V. Jelinger        48      Director
    K. Dale Boley           32      Director
    Robert J. Hayes         43      Director
    Martha A. Moloney       63      Director
    Darryl Stolper          60      Director


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

Kathleen M. Farley.

Kathleen M. Farley joined Unitrend in December 1996 as Marketing Analyst after graduating with a B.B.A. in Finance and Marketing from Ohio
University. In 1997, as Director of Marketing, Mrs. Farley brought Unitrend to Fall COMDEX. Additionally, in 1997, Mrs. Farley was appointed Investor Relations Specialist. In August 1999, Mrs. Farely was appointed Director of Administration and in February 2000, she was promoted to Executive Vice President. Mrs. Farley is one of our executive officers.

Aaron C. Wood

Aaron C. Wood joined Unitrend in September 1999 as Assistant to General Counsel. In February, 2001, Mr. Wood was appointed Chief Operating Officer. From 1988 to 1998, Mr. Wood held numerous operations positions in the Sedona, Arizona Hospitality and Human Resource industry. Mr. Wood attended Brigham Young University, the University of Toledo College of Law, and holds a B.S. in Political Science from Northern Arizona University. Mr. Wood expects to be awarded an M.P.A. from the University of Toledo in 2003. Mr. Wood is one of our executive officers.

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

Robert J. Hayes.

Robert J. Hayes became a member of the Board of Directors in March 2000. Mr. Hayes joined NPI in 2002 to enhance design efforts by ensuring seamless integrations of capabilities, expertise and resources with manufacturers. He is involved in all phases of the NPI Process - from conceptualization through production - contributing a unique, creative approach to engineering alternatives and solutions. Prior to joining NPI, Mr. Hayes directed the Product Development Group including Industrial Design, Mechanical and Electrical Engineering, for Fitch USA where his project involvement included work for such companies as Amway, BioImage (a Kodak company), Ciba Corning Diagnostics Corp., Compaq, Diebold, Lear Siegler Seymour, Rubbermaid and Lionel. He is named on numerous design and utility patents. Mr. Hayes holds a B.S. in Mechanical Engineering from Cleveland State University.

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

                                                       Number
                                                     of shares
Name and                                             Underlying  Other Annual
Principal Position        Year     Salary     Bonus   Options    Compensation
------------------------------------------------------------------------------
Conrad A.H. Jelinger      2001     $ --       $ --       --           $--
CEO, President,           2000       44,793     --    500,000          --
Chairman, interim CFO     1999      177,428     --       --            --


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's shares of common stock as of August 9, 2002, by (i) all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) all Directors; and (iii) all Officers and Directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the common stock beneficially owned.

                                            Beneficial Ownership
                                            --------------------
Stockholder                           Number of shares       Percent (1)
-----------                           ----------------       -----------

Conrad A.H. Jelinger                    45,367,740(2)           57.1%
 4665 West Bancroft St.
 Toledo, OH  43615

Eric V. Jelinger                         7,750,000               9.8%
 4665 West Bancroft
 Toledo, OH  43615

K. Dale Boley                              230,000               0.3%
 4665 West Bancroft
 Toledo, OH  43615

Martha Moloney                             895,800(3)            1.1%
 4665 West Bancroft
 Toledo, OH  43615

Darryl Stolper                               5,200                 *
 4665 West Bancroft
 Toledo, OH  43615

Kathleen M. Farley                       1,428,334(4)            1.8%
 4665 West Bancroft
 Toledo, OH  43615

Aaron C. Wood                              597,002(5)            0.8%
 4665 West Bancroft
 Toledo, OH  43615

Total for Officers and Directors        56,274,076              70.8%

   (1) Percentages are calculated to include all outstanding securities and securities deemed outstanding pursuant to Rule 13d-3 (d)(1) under the Securities Exchange Act of 1934.

   (2) Total includes 23,810 options that are fully vested and subject to exercise.

   (3) Total includes 800,000 options that are fully vested and subject to exercise.

   (4) Total includes 1,333,334 options that are fully vested and subject to exercise.

   (5) Total includes 563,333 options that are fully vested and subject to exercise.


Item 12.  Certain Relationships and Related Transactions

None

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number                                Document
--------------------------------------------------------------------------------
2.1     Articles of Merger for the Merger of Unitrend, Inc., and Server
        Systems Technologies, Inc. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
2.2 Articles of Merger for the Merger of Unitrend, Inc., an Ohio corporation, and Unitrend, Inc., a Nevada corporation.
        (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
3.1 Articles of Incorporation of Unitrend, Inc. and Amendments. (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
3.2 By-Laws of Unitrend, Inc.. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
4.1 Lock-up Agreement between Unitrend, Inc. and Eric Jelinger. (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
10.1 1999 Equity Incentive Plan. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.2 Form Stock Option Agreement (Employee). (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.3    Form Stock Option Agreement (Non-Employee/Non-Qualified).
        (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
10.4    Cash Incentive Plan.  (incorporated by reference from the
        Company's Form 10-12B filed March 30, 2000)
10.5    Employment Agreement, Non-compete Agreement and Trade Secret
        Agreement  between the Company and Conrad A.H. Jelinger
        (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
10.6    Employment Agreement, Non-compete Agreement and Trade Secret
        Agreement  between the Company and Kathleen M. Novak
        (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
10.8 Option Agreements between the Company and Kathleen M. Novak (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
10.10   Option Agreements between the Company and Martha Moloney
        (incorporated by reference from the Company's Form 10-12B filed
        March 30, 2000)
10.11   Promissory Note for the purchase of the property located at 4665
        W. Bancroft, Toledo, Ohio  (incorporated by reference from the
        Company's Form 10-12B filed March 30, 2000)
10.12   Mortgage for the property located at 4665 W. Bancroft, Toledo,
        Ohio (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.13 Promissory Note from the Company given to Conrad Jelinger for the year ending 1998 (incorporated by reference from the Company's
        Form 10-12B filed March 30, 2000)
10.14 Promissory Note from the Company given to Conrad Jelinger for the year ending 1999 (incorporated by reference from the Company's
        Form 10-12B filed March 30, 2000)
10.15   Joint Venture Agreement between Unitrend, Inc., and Jon
        Osborne(incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.16 Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1998 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.17 Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1999 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)


                                SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNITREND, INC.


Date:  August 13, 2002      By: /S/ Conrad A.H. Jelinger
                               ________________________________________
                               Conrad A.H. Jelinger, President,
                               Chief Executive Officer, Chairman,
                               interim CFO and Director
                              (Duly Authorized representative)

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons in the capacities and on the dates indicated.


/S/ Conrad A.H. Jelinger
_____________________________
Conrad A.H. Jelinger,
President, Chief Executive Officer,
Chairman, interim CFO and Director
(Principal Executive and Financial Officer)

Date: 08-13-02


/S/ Eric V. Jelinger                 /S/ K. Dale Boley
_____________________________        _____________________________
Eric V. Jelinger,                    K. Dale Boley,
Director                             Director

Date: 08-13-02                       Date: 08-13-02


                                     /S/ Martha A. Moloney
_____________________________        _____________________________
Robert J. Hayes,                     Martha A. Moloney,
Director                             Director

Date:                                Date: 08-13-02



_____________________________
Darryl Stolper,
Director

Date: