Form 10QSB
period 2002-03-31
UNITREND INC
filed 2002-08-14
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2002


                                       OR
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
    (State or other jurisdiction                          (I.R.S. employer
  of incorporation or organization)                    identification number)



                              4665 West Bancroft St.
                               Toledo, Ohio  43615
           (Address of principal executive offices, including zip code)



                                 (419) 536-2090
              (Registrant's telephone number, including area code)


Indicate  by  check  mark  whether  the  registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [ ] NO [X]

Number of shares of registrant's common stock outstanding as of March 31, 2002:
70,371,770


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED MARCH 31, 2002

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2002
          And December 31, 2001...........................................     3

          Condensed  Consolidated  Statements  of  Operations  for  the
          three  months  ended March 31, 2002,  2001 and for the period
          from September 27, 1994 (date of inception) to March 31, 2002...     4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002, 2001 and for the period from

          September 27, 1994 (date of inception) to March 31, 2002........     5

          Consolidated Statements of Stockholders' Equity for the three
          months  ended   March  31,  2002  and  for  the  year  ended
          December 31, 2001...............................................     6

          Notes to Condensed Consolidated Financial Statements............   7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  8-10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    10


Item 2.   Changes In Securities And Use Of Proceeds.......................    10

Item 3.   Defaults Upon Senior Securities.................................    10


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    10

Item 5.   Other Information...............................................    10

Item 6.   Exhibit.........................................................    10

          Signatures......................................................    10


This quarterly report on Form 10-QSB is for the three months ended March 31,2002 This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiary.


You should carefully review the information contained in this quarterly report and in other reports or documents that we file from time to time with the SEC. In this quarterly report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects" "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.




Part I.        Financial Information
Item I.        Condensed Consolidated Financial Statements



                         UNITREND, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                      March 31, 2002     December 31,2001
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $            72     $           235
                                                      ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   376,716             376,716
  Furniture and fixtures                                       65,266              65,266
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,469,429           1,469,429
                                                      ----------------    ----------------
                                                            2,192,607           2,192,607
  Less accumulated depreciation                              (273,600)           (267,016)
                                                      ----------------    ----------------
    Net property and equipment                              1,919,007           1,925,591
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            26,529              27,058
  Loan costs, net of accumulated amortization                   1,362               1,634
                                                      ----------------    ----------------
    Total other assets                                         27,891              28,692
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,946,970     $     1,954,518
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       533,428     $       502,970
  Current portion of note payable                             220,687             225,520
  Accrued expenses                                            495,057             492,911
                                                      ----------------    ----------------
    Total current liabilities                               1,249,172           1,221,401
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                                47,751             251,303
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,795,598           3,557,503
  Additional paid-in capital                                8,023,695           8,023,695
  Deficit accumulated in the development stage
                                                          (11,169,246)        (11,099,384)
                                                      ----------------    ----------------

    Total stockholders' equity                                650,047             481,814
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,946,970     $     1,954,518
                                                      ================    ================



                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                (unaudited)
                                                         (unaudited)         (unaudited)    September  27, 1994
                                                     Three Months Ended  Three Months Ended (Date of Inception)
                                                       March 31, 2002      March 31, 2002    to March 31, 2002
                                                      ----------------    ----------------    ----------------
Sales                                                 $                   $                   $           603

Research and development expenses                                   -                   -            (529,943)

Selling, general and administrative expenses                  (62,993)           (150,486)        (10,377,507)
                                                      ----------------    ----------------    ----------------

Operating loss                                                (62,993)           (150,486)        (10,906,847)

Interest income                                                     -                   -               1,546

Interest expense                                               (6,869)             (8,451)           (239,977)
                                                      ----------------    ----------------    ----------------
Net loss before cumulative effect of change
  in accounting principle                                     (69,862)           (158,937)        (11,145,278)

Cumulative effect of change in accounting principle                 -                   -             (23,968)
                                                      ----------------    ----------------    ----------------

Net loss                                              $       (69,862)    $      (158,937)    $   (11,169,246)
                                                      ================    ================    ================


Basic and diluted loss per share:

Before cumulative effect of change in
  accounting principle                                $         (0.00)    $         (0.00)    $         (0.17)

Cumulative effect of change in
  accounting principle                                              -                   -                   -
                                                      ----------------    ----------------    ----------------

 Net loss                                             $         (0.00)    $         (0.00)    $         (0.17)
                                                      ================    ================    ================

Weighted average shares outstanding used to
   compute basic and diluted loss per share                70,371,770          69,895,580          66,779,856
                                                      ================    ================    ================


                           UNITREND, INC. AND SUBSIDIARY
                           (Development Stage Companies)

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)       September 27, 1994
                                                     Three Months Ended  Three Months Ended  (Date Of Inception)
                                                        March 31, 2002     March 31, 2001     to March 31, 2002
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $       (69,862)    $      (158,937)    $   (11,169,246)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                 7,385               9,261             291,262
    Loss on disposal of property
     and equipment                                                  -               6,908               4,735
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating liabilities:
    Accounts payable                                           30,458              71,274             533,428
    Accrued expenses                                            2,146              10,851             564,999
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          39,989              98,294           6,794,447
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                       (29,873)            (60,643)         (4,374,799)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -                   -          (2,210,464)
  Proceeds from sale of property and
   equipment                                                        -              10,941              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -              10,941          (2,300,480)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                       34,543               6,068           2,707,699
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                      (4,833)                  -             (69,313)
  Proceeds from sale of common stock
   and exercise of stock options                                    -                   -           2,619,563
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  29,710               6,068           6,675,351
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                              (163)            (43,634)                 72

Cash - beginning of period                                        235              43,739                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $            72     $           105     $            72
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         4,623     $             -     $       132,446


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder exercised 476,190 options to purchase stock, during the period ended March 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2002
                     And For the Year Ended December 31, 2001
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2000       69,895,580   3,557,503   8,023,695   (10,667,395)     913,803

Net loss - 2001                 -           -          -      (431,989)      (431,989)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2001       69,895,580  $3,557,503  $8,023,695  $(11,099,384)  $  481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -              -     238,095

Net loss for the
  period ended March
  31, 2002                       -           -           -       (69,862)     (69,862)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
MARCH 31, 2002          70,371,770  $3,795,598  $8,023,695  $(11,169,246)  $  650,047

                        ==========  ==========  ==========  =============  ===========




                           UNITREND, INC. AND SUBSIDIARY
                                    FORM 10-Q SB
                           QUARTER ENDED MARCH 31, 2002
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2002. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11,1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc.. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. As of March 31, 2002, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $11,169,000.

On April 16, 1998, the Company formed another entity called Osborn Manufacturing, Inc. (OMI). The Company owns sixty percent of OMI and a current employee of OMI owns the remaining forty percent. The Company merged with Server Systems Technology, Inc. (SSTI) effective December 15, 1998. SSTI was The predecessor to the Company and was formed September 27, 1994. It owns several patents that are key to the Company's products, but otherwise has ceased its development stage operations when the Company was formed in April, 1996. SSTI is a related party to the Company since the two entities have common stockholders.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for the period ended March 31, 2002 (unaudited) and 2001 (unaudited), in entirety, and include the financial statements of its 60% owned Subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of March 31, 2002 and December 31, 2001, the outstanding balance of the note Payable to the President/majority stockholder was $47,751 and $251,303, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.
CONTINGENCIES
The Company is a defendant in one lawsuit by a stockholder. Management believes that it will ultimately prevail in this legal action and accordingly, no provision for the amount of any award has been recorded in the accompanying financial statements.

NEW ACCOUNTING PRONOUNCEMENT

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2002 COMPARED TO FIRST THREE MONTHS OF 2001

The Company did not have revenues during the three  months ended  March 31, 2002
nor during the three months  ended  March 31, 2001.   We expect to begin selling
the VersaCase in early 2003.

We had an operating loss of $62,993 during the three months ended March 31, 2002 as compared to an operating loss of $150,486 during the three months ended March 31, 2001, a decrease of 58%. As discussed below, this operating loss decreased due to a reduction in selling, general and administrative expenses.

The Company did not have research and development expenses during the three months ended March 31, 2002 or for the three months ended March 31, 2001. We believe that research and development expenses will increase as we go forward. Selling, general and administrative expenses decreased to $62,993 during the three months ended March 31, 2002 as compared to $150,486 during the three months ended March 31, 2001, a decrease of 58%. This change was due primarily to a decrease in professional fees and contract labor costs of approximately $63,300 during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Other significant decreases in rent expense, telephone and utility expenses, group health insurance, officers' insurance and promotional materials, were approximately $10,400, $9,800, $4,200, $3,700 and $2,300, respectively. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll ceased and employees could work on a volunteer basis only.

There were no stock options granted to non-employees during the three months ended March 31, 2002 or during the three months ended March 31, 2001.

For the three months ended March 31, 2002, we had a decrease in plant, property and equipment of $17,849 due to the sale of equipment that was no longer needed for our production facility. Accounts payable increased to $533,428 for the three months ended March 31, 2002 compared to $502,970 at years end December 31, 2001. Since April 1, 2000, the employees have agreed to defer compensation for their services until such a time that the Company's cash flow deficiencies are satisfied.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of March 31, 2002, the Company's cash totaled $72. Loans from Mr. Jelinger during the three months ended March 31, 2002 totaled $34,543. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital. Primary uses of cash for the three months ended March 31, 2002 included $29,873 for the Company's operations and working capital requirements.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the company to commence manufacturing of its VersaCase product. Ultimately, the company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering Terminated with all funds returned to subscribers. Currently, the company plans to raise sufficient funds to commence manufacturing through the advancement of monies by its founder. While funds advanced from the founder may enable the company to commence manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

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


                             UNITREND, INC.

Dated:  August 14, 2002 By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President