Form 10QSB
period 2002-06-30
UNITREND INC
filed 2002-08-14
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended June 30, 2002


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

Number of shares of registrant's common stock outstanding as of June 30, 2002:
70,371,770


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED JUNE 30, 2002

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2002
          And December 31, 2001...........................................     3

          Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002, 2001  and for the  period
          from September 27, 1994 (date of inception) to June 30, 2002...     4

          Condensed Consolidated Statements of Cash Flows for the six
          months  ended June 30,  2002,  2001 and  for the period from
          September 27, 1994 (date of inception) to June 30, 2002........     5

          Consolidated Statements of Stockholders' Equity for the six
          months  ended   June  30,  2002  and  for  the  year  ended
          December 31, 2001...............................................     6

          Notes to Condensed Consolidated Financial Statements............   7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  8-10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    10


Item 2.   Changes In Securities And Use Of Proceeds.......................    11

Item 3.   Defaults Upon Senior Securities.................................    11


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    11

Item 5.   Other Information...............................................    11

Item 6.   Exhibit.........................................................    11

          Signatures......................................................    11


This quarterly report on Form 10-QSB is for the three and six months ended June 30, 2002. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiary.


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




Part I.        Financial Information
Item I.        Condensed Consolidated Financial Statements



                         UNITREND, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                       June 30, 2002      December 31,2001
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $            53     $           235
                                                      ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   376,716             376,716
  Furniture and fixtures                                       65,266              65,266
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,469,429           1,469,429
                                                      ----------------    ----------------
                                                            2,192,607           2,192,607
  Less accumulated depreciation                              (279,938)           (267,016)
                                                      ----------------    ----------------
    Net property and equipment                              1,912,669           1,925,591
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            26,000              27,058
  Loan costs, net of accumulated amortization                   1,090               1,634
                                                      ----------------    ----------------
    Total other assets                                         27,090              28,692
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,939,812     $     1,954,518
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       554,833     $       502,970
  Current portion of note payable                             217,465             225,520
  Accrued expenses                                            495,794             492,911
                                                      ----------------    ----------------
    Total current liabilities                               1,268,092           1,221,401
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                                68,683             251,303
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,795,598           3,557,503
  Additional paid-in capital                                8,023,695           8,023,695
  Deficit accumulated in the development stage
                                                          (11,211,256)        (11,099,384)
                                                      ----------------    ----------------

    Total stockholders' equity                                608,037             481,814
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,939,812     $     1,954,518
                                                      ================    ================



                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                               (unaudited)
                                (unaudited)        (unaudited)         (unaudited)        (unaudited)    September  27, 1994
                            Three Months Ended Three Months Ended   Six Months Ended   Six Months Ended  (Date of Inception)
                                June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001    to June 30, 2002
                              ----------------   ----------------   ----------------   ----------------   ----------------
Sales                         $             -    $             -    $             -    $             -    $           603

Research and development
  expenses                                  -                  -                  -                  -           (529,943)
Selling, general and
  administrative expenses             (38,113)          (116,033)          (101,105)          (266,519)       (10,415,619)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Operating loss                        (38,113)          (116,033)          (101,105)          (266,519)       (10,944,959)

Interest income                             -                  -                  -                  -              1,546

Interest expense                       (3,897)            (9,191)           (10,767)           (17,642)          (243,875)
                              ----------------   ----------------   ----------------   ----------------   ----------------
Net loss before cumulative
  effect of change in
  accounting principle                (42,010)          (125,225)          (111,872)          (284,161)       (11,187,288)

Cumulative effect of
  change in accounting
  principle                                 -                  -                  -                  -            (23,968)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Net loss                      $       (42,010)   $      (125,225)   $      (111,872)   $      (284,161)   $   (11,211,256)
                              ================   ================   ================   ================   ================

Basic and diluted loss
  per share:

Before cumulative effect
  of change in accounting
  principle                   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.17)

Cumulative effect of change
  in accounting principle                   -                  -                  -                  -                  -
                              ----------------   ----------------   ----------------   ----------------   ----------------


 Net loss                     $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.17)
                              ================   ================   ================   ================   ================

Weighted average shares
  outstanding used to compute
  basic and diluted loss per
  share                            70,371,770         69,895,580         70,371,770         69,895,580         66,927,991
                              ================   ================   ================   ================   ================


                           UNITREND, INC. AND SUBSIDIARY
                           (Development Stage Companies)

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)      September 27, 1994
                                                      Six Months Ended    Six Months Ended   (Date Of Inception)
                                                        June 30, 2002       June 30, 2001     to June 30, 2002
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (111,872)    $      (284,161)    $   (11,211,256)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                14,524              18,443             298,401
    Loss on disposal of property
     and equipment                                                  -               6,908               4,735
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating liabilities:
    Accounts payable                                           51,863             124,773             554,833
    Accrued expenses                                            2,883              20,044             565,735
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          69,270             170,168           6,823,727
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                       (42,602)           (113,993)         (4,387,529)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -                (330)         (2,210,464)
  Proceeds from sale of property and
   equipment                                                        -              10,941              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -              10,611          (2,300,480)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                       50,475              59,707           2,723,632
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                      (8,055)                  -             (72,535)
  Proceeds from sale of common stock
   and exercise of stock options                                    -                   -           2,619,563
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  42,420              59,707           6,688,062
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                              (182)            (43,675)                 53

Cash - beginning of period                                        235              43,739                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $            53     $            64     $            53
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         7,883     $             -     $       135,706


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder exercised 476,190 options to purchase stock, during the period ended March 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Six Months Ended June 30, 2002
                     And For the Year Ended December 31, 2001
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2000       69,895,580   3,557,503   8,023,695   (10,667,395)     913,803

Net loss - 2001                 -           -          -      (431,989)      (431,989)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2001       69,895,580  $3,557,503  $8,023,695  $(11,099,384)  $  481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -              -     238,095

Net loss for the
  period ended June
  30, 2002                       -           -           -      (111,872)    (111,872)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
JUNE 30, 2002          70,371,770  $3,795,598  $8,023,695  $(11,211,256)  $  608,037

                        ==========  ==========  ==========  =============  ===========




                           UNITREND, INC. AND SUBSIDIARY
                                    FORM 10-Q SB
                           QUARTER ENDED JUNE 30, 2002
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 2002. The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11,1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc.. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of the enclosures. As of June 30, 2002, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $11,211,000.

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

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of June 30, 2002 and December 31, 2001, the outstanding balance of the note payable to the President/majority stockholder was $63,683 and $251,303, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

CONTINGENCIES
The Company is a defendant in one lawsuit by a stockholder. Management believes that it will ultimately prevail in this legal action and accordingly, no provision for the amount of any award has been recorded in the accompanying financial statements.

NEW ACCOUNTING PRONOUNCEMENT

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SECOND QUARTER OF 2002 COMPARED TO SECOND QUARTER
OF 2001

The  Company  did  not  have  revenues during the quarter ended June 30, 2002 or
during  the  quarter  ended  June 30, 2001.   We  expect to  begin  selling  the
VersaCase in early  2003.

We had an operating loss of $38,113 during the quarter ended June 30, 2002 as compared to an operating loss of $116,033 during the quarter ended June 30, 2001, a decrease of 67%. As discussed below, the operating loss decreased due to a reduction in selling, general and administrative expenses.

Selling, general and administrative expenses decreased to $38,113 during the quarter ended June 30, 2002 as compared to $116,033 for the quarter ended June 30, 2001, a decrease of 67%. This change was due primarily to a decrease in advertising, rent expense and professional fees of approximately $73,700 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Other decreases in miscellaneous office expenses and utilities and telephone expense were approximately $1,200 and $1,100, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. The Company did not incur any significant increases during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

There were no stock options granted to non-employees during the three months ended June 30, 2002 or during the three months ended June 30, 2001.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2002 COMPARED TO FIRST SIX MONTHS OF 2001

The Company did not have  revenues during  the six months ended June 30, 2002 or
during  the six  months  ended  June 30, 2001.   We expect to  begin selling the
VersaCase in early 2003.

We had an operating loss of $101,105 during the six months ended June 30, 2002 as compared to an operating loss of $266,519 during the six months ended June 30, 2001, a decrease of 62%. As discussed below, this change is due to a decrease in selling, general and administrative expenses.

The Company did not have research and development expenses during the six months
ended June 30, 2002 or for the six months ended June 30, 2001.   We believe that
research and development expenses will increase as we go forward.

Selling, general and administrative expenses decreased to $101,105 during the six months ended June 30, 2002 as compared to $266,519 during the six months ended June 30, 2001, a decrease of 62%. This change was due primarily to a decrease in advertising costs, professional fees, contract labor costs and rent expense of approximately $149,000 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Other significant decreases in utilities and telephone expenses, insurance expense, office expenses and promotional materials were approximately $12,900 $10,000, $2,800 and $2,300, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. The Company saw no significant increases during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

There were no stock options granted to non-employees during the six months ended June 30, 2002 or during the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of June 30, 2002, the Company's cash totaled $53. Loans from Mr. Jelinger during the six months ended June 30, 2002 totaled $50,475. Accounts payable increased to $554,833 for the six months ended June 30, 2002 compared to $502,970 at years end December 31, 2001.

Primary uses of cash for the six months ended June 30, 2002 included $42,602 for the Company's operations and working capital requirements. For the six months ended June 30, 2001, primary uses of cash for the Company's operations and working capital requirements totaled $113,993.

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