Form 10QSB
period 2002-09-30
UNITREND INC
filed 2002-10-21
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended September 30, 2002

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


            Number of shares of registrant's common stock outstanding
                      as of September 30, 2002:  70,371,770


                           UNITREND, INC. AND SUBSIDIARY
                                     FORM 10-QSB
                          QUARTER ENDED SEPTEMBER 30, 2002

                                Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2002
          And December 31, 2001...........................................     3

          Condensed Consolidated  Statements of Operations  for the  three and nine months ended September 30, 2002,2001 and for the period
          from September 27, 1994(date of inception)to September 30, 2002.     4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002, 2001 and for the period from
          September 27, 1994(date of inception)to September 30, 2002......     5

          Consolidated  Statements  of  Stockholders' Equity  for the nine
          months  ended   September  30,  2002  and  for  the  year  ended
          December 31, 2001...............................................     6

          Notes to Condensed Consolidated Financial Statements............   7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  8-10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    10

Item 2.   Changes In Securities And Use Of Proceeds.......................    10

Item 3.   Defaults Upon Senior Securities.................................    11

Item 4.   Submission Of Matters To A Vote Of Security Holders.............    11

Item 5.   Other Information...............................................    11

Item 6.   Exhibit.........................................................    11

          Signatures......................................................    11


This quarterly report on Form 10-QSB is for the three and nine months ended September 30, 2002. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission
(SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by
referring  you  directly  to  those   documents.  Information  incorporated  by
reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiary.


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




Part I.        Financial Information
Item I.        Condensed Consolidated Financial Statements



                         UNITREND, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                     September 30, 2002   December 31,2001
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $            33     $           235
                                                      ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   376,716             376,716
  Furniture and fixtures                                       65,266              65,266
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,469,429           1,469,429
                                                      ----------------    ----------------
                                                            2,192,607           2,192,607
  Less accumulated depreciation                              (286,231)           (267,016)
                                                      ----------------    ----------------
    Net property and equipment                              1,932,698           1,925,591
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            25,471              27,058
  Loan costs, net of accumulated amortization                     817               1,634
                                                      ----------------    ----------------
    Total other assets                                         26,289              28,692
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,932,698     $     1,954,518
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       583,717     $       502,970
  Current portion of note payable                             214,243             225,520
  Accrued expenses                                            500,348             492,911
                                                      ----------------    ----------------
    Total current liabilities                               1,298,308           1,221,401
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                                84,745             251,303
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,795,598           3,557,503
  Additional paid-in capital                                8,023,695           8,023,695
  Deficit accumulated in the development stage
                                                          (11,269,649)        (11,099,384)
                                                      ----------------    ----------------

    Total stockholders' equity                                549,644             481,814
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,932,698     $     1,954,518
                                                      ================    ================



                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                            (unaudited)
                                (unaudited)        (unaudited)         (unaudited)        (unaudited)    September  27, 1994
                            Three Months Ended Three Months Ended  Nine Months Ended  Nine Months Ended  (Date of Inception)
                                Sept 30, 2002     Sept 30, 2001      Sept 30, 2002      Sept 30, 2001     to Sept 30, 2002
                              ----------------   ----------------   ----------------   ----------------   ----------------
Sales                         $             -    $             -    $             -    $             -    $           603

Research and development
  expenses                                  -                  -                  -                  -           (529,943)
Selling, general and
  administrative expenses             (50,800)           (44,221)          (151,905)          (310,740)       (10,466,419)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Operating loss                        (50,800)           (44,221)          (151,905)          (310,740)       (10,995,759)

Interest income                             -                  -                  -                  -              1,546

Interest expense                       (7,593)           (10,223)           (18,360)           (27,865)          (251,468)
                              ----------------   ----------------   ----------------   ----------------   ----------------
Net loss before cumulative
  effect of change in
  accounting principle                (58,393)           (54,444)          (170,265)          (338,605)       (11,245,681)

Cumulative effect of
  change in accounting
  principle                                 -                  -                  -                  -            (23,968)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Net loss                      $       (58,393)   $       (54,444)   $      (170,265)   $      (338,605)   $   (11,269,649)
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
                              ================   ================   ================   ================   ================


                           UNITREND, INC. AND SUBSIDIARY
                           (Development Stage Companies)

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)      September 27, 1994
                                                      Nine Months Ended   Nine Months Ended   (Date Of Inception)
                                                        Sept 30, 2002       Sept 30, 2001     to Sept 30, 2002
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (170,265)    $      (338,605)    $   (11,269,649)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                21,618              27,627             305,495
    Loss on disposal of property
     and equipment                                                  -               6,908               4,735
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating liabilities:
    Accounts payable                                           80,747             126,656             583,717
    Accrued expenses                                            7,437              30,265             570,289
                                                      ----------------    ----------------    ----------------
    Total adjustments                                         109,802             191,456           6,864,259
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                       (60,463)           (147,149)         (4,405,390)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -                (330)         (2,210,464)
  Proceeds from sale of property and
   equipment                                                        -              10,941              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -              10,611          (2,300,480)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                       71,538              92,891           2,744,695
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                     (11,277)                  -             (75,757)
  Proceeds from sale of common stock
   and exercise of stock options                                    -                   -           2,619,563
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  60,261              92,891           6,705,903
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                              (202)            (43,647)                 33

Cash - beginning of period                                        235              43,739                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $            33     $            92     $            33
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $        10,922     $             -     $       138,745


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder exercised 476,190 options to purchase stock, during the period ended March 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

                          UNITREND, INC. AND SUBSIDIARY
                          (Development Stage Companies)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Nine Months Ended September 30, 2002
                     And For the Year Ended December 31, 2001
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2000       69,895,580   3,557,503   8,023,695   (10,667,395)     913,803

Net loss - 2001                 -           -          -      (431,989)      (431,989)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2001       69,895,580  $3,557,503  $8,023,695  $(11,099,384)  $  481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -              -     238,095

Net loss for the
  period ended
  September 30, 2002             -           -           -      (170,265)    (170,265)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
SEPTEMBER 30, 2002      70,371,770  $3,795,598  $8,023,695  $(11,269,649)  $  549,644

                        ==========  ==========  ==========  =============  ===========




                           UNITREND, INC. AND SUBSIDIARY
                                    FORM 10-Q SB
                         QUARTER ENDED SEPTEMBER 30, 2002
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 2002. The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have primarily concentrated on the development and patenting of the enclosure and related components. To date, the Company has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. As of September 30, 2002, expenses incurred have been primarily for administrative support, tooling and product development of the patented enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of $11,270,000.

On April 16, 1998, the Company formed another entity called Osborne Manufacturing, Inc. (OMI). The Company owns sixty percent of OMI and a current employee of OMI owns the remaining forty percent. OMI was created to produce the Company's products. Management believes that we can save time and money by dissolving its subsidiary and ceasing operations at its production facility, this decision was made effective on September 30, 2002. On September 20, 2002, Unitrend entered into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. NPI is a joint venture between General Electric(GE) and Fitch, Inc. NPI along with Fitch will complete product development, obtain agency approvals, engage in product positioning and manufacturing development.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements are on the accrual basis of accounting and include the financial statements of the Parent for the period ended September 30, 2002 (unaudited) and 2001 (unaudited), in entirety, and include the financial statements of its 60% owned Subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, which accrue interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of September 30, 2002 and December 31, 2001, the outstanding balances of the notes payable to the President/majority stockholder were $84,745 and $251,303, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as an addition to contributed capital.

CONTINGENCIES
The Company is a defendant in one lawsuit by a stockholder. Management believes that it will ultimately prevail in this legal action and accordingly, no provision for the amount of any award has been recorded in the accompanying financial statements.

NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions which will not have any effect on the financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

The Company did not have revenues during the quarter ended September 30, 2002 or during the quarter ended September 30, 2001. We expect to begin selling the VersaCase in mid 2003.

We had an operating loss of $50,800 during the quarter ended September 30, 2002 as compared to an operating loss of $44,221 during the quarter ended September 30, 2001, an increase of 15%. As discussed below, the operating loss grew due to an increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased to $50,800 during the quarter ended September 30, 2002 as compared to $44,221 for the quarter ended September 30, 2001, an increase of 15%. This change was due primarily to an increase in consulting expense of approximately $25,000 incurred during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The Company experienced decreases in rent expense, telephone expense and utilities expense that were approximately $15,000, $1,600 and $1,400, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. The Company did not incur significant increases in other expenses during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

During the quarters ended September 30, 2002 and September 30, 2001 there were no stock options granted under our 1999 Stock Option Plan.

RESULTS OF OPERATIONS FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

The Company did not have revenues during the nine months ended September 30,2002 or during the nine months ended September 30, 2001. We expect to begin selling the VersaCase in mid 2003.

We had an operating loss of $151,905 during the nine months ended September 30, 2002 as compared to an operating loss of $310,740 during the nine months ended September 30, 2001, a decrease of 51%. As discussed below, this operating loss decreased due to a reduction in selling, general and administrative expenses.

The Company did not have research and development expenses during the nine months ended September 30, 2002 or for the nine months ended September 30, 2001. We believe that research and development expenses will increase as we go forward due to a contract entered into with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development.

Selling, general and administrative expenses decreased to $151,905 during the nine months ended September 30, 2002 as compared to $310,740 during the nine months ended September 30, 2001, a decrease of 51%. This change was due primarily to a decrease in advertising, professional fees, contract labor and promotional items during the nine months ended September 30, 2002 of approximately $125,500 as compared to the nine months ended September 30, 2001 because of the costs associated with the filing and promotion of our SB-2 registration with the SEC in 2001. Other significant decreases in rent expense, utilities expense, telephone expense and insurance expense were approximately $37,000, $9,300, $6,600 and $6,000, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. The Company saw an increase in consulting expense of $25,000 due to a contract the Company entered into with an outside firm that will use its best efforts to secure necessary funding needed to meet the Company's future financial obligations.

There were no stock options granted to non-employees during the nine months ended September 30,2002 or during the nine months ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of September 30, 2002, the Company's cash totaled $33. Loans from the Mr. Jelinger during the nine months ended September 30, 2002 totaled $71,538. Accounts payable increased to $583,717 for the nine months ended September 30, 2002 compared to $502,970 at year end December 31, 2001.

Primary uses of cash for the nine months ended September 30, 2002 included $60,463 for the Company's operations and working capital requirements. For the nine months ended September 30, 2001, primary uses of cash for the Company's operations and working capital requirements totaled $147,149.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the company to commence manufacturing of its VersaCase product. Ultimately, the company did no receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the company plans to raise sufficient funds through the advancement of monies by its founder and through the aid of an outside consulting firm that will attempt to secure the necessary funding needed to meet the new financial obligations associated with the contract recently signed with New Product Innovations, Inc. regarding product development and out-source manufacturing. While funds advanced and raised from the founder and the outside consulting firm may enable the company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.


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

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5.        Other Information

None

Item 6.        Exhibits and Reports on Form 8-K

(a)     List of Exhibits

        99.   Additional Exhibits

        Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley Act of 2002

(b)     Reports on form 8-K

        None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Unitrend, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UNITREND, INC.

Dated: October 18, 2002 By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President