Form 10QSB/A
period 2002-09-30
UNITREND INC
filed 2002-11-13
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB/A
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

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


            Number of shares of registrant's common stock outstanding
                      as of November 13, 2002:  70,371,770


                           UNITREND, INC. AND SUBSIDIARY
                                     FORM 10-QSB/A
                          QUARTER ENDED SEPTEMBER 30, 2002

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


This quarterly report on Form 10-QSB/A is for the three and nine months ended September 30, 2002. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission
(SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by
referring  you  directly  to  those   documents.  Information  incorporated  by
reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc. and its subsidiary.


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




Part I.        Financial Information
Item I.        Condensed Consolidated Financial Statements



                         UNITREND, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                     September 30, 2002   December 31,2001
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $            33     $           235
                                                      ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   376,716             376,716
  Furniture and fixtures                                       65,266              65,266
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,469,429           1,469,429
                                                      ----------------    ----------------
                                                            2,192,607           2,192,607
  Less accumulated depreciation                              (286,231)           (267,016)
                                                      ----------------    ----------------
    Net property and equipment                              1,906,376           1,925,591
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            25,471              27,058
  Loan costs, net of accumulated amortization                     817               1,634
                                                      ----------------    ----------------
    Total other assets                                         26,289              28,692
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,932,698     $     1,954,518
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       583,717     $       502,970
  Current portion of note payable                             214,243             225,520
  Accrued expenses                                            500,348             492,911
                                                      ----------------    ----------------
    Total current liabilities                               1,298,308           1,221,401
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                                84,745             251,303
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,795,598           3,557,503
  Additional paid-in capital                                8,023,695           8,023,695
  Deficit accumulated in the development stage
                                                          (11,269,649)        (11,099,384)
                                                      ----------------    ----------------

    Total stockholders' equity                                549,644             481,814
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,932,698     $     1,954,518
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

                        ==========  ==========  ==========  =============  ===========




                           UNITREND, INC. AND SUBSIDIARY
                                    FORM 10-QSB/A
                         QUARTER ENDED SEPTEMBER 30, 2002
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have primarily concentrated on the development and patenting of the enclosure and related components. To date, the Company has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. As of September 30, 2002, expenses incurred have been primarily for administrative support, tooling and product development of the patented enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $11,270,000.

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


                             UNITREND, INC.

Dated: November 13, 2002 By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President