Form 10KSB
period 2002-12-31
UNITREND INC
filed 2003-03-31
CIK 1035066

U.S. Securities and Exchange Commission
                          Washington D.C.  20549


                                Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_ /

State issuer's revenues for its most recent year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $ 117,962,880 as of March 28, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 28, 2003:              Common Stock:                 70,371,770


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


                                  PART I

Item 1.   Description of Business

Unitrend, Inc. (the "Company") is a development stage company founded as an Ohio Corporation in 1996 by Conrad A.H. Jelinger. The Company was reincorporated in Nevada in July, 1999. The Company focuses on the computer enclosure and power supply industry. The Company is preparing for the release of the Cablety(TM)wire management system in the second quarter 2003 and the VersaCase(R) computer enclosure and Stable(R) power supply to follow later in 2003.

In 1998, the Company formed Osborne Manufacturing, Inc. (OMI) to produce the Company's products. In 2002 OMI was dissolved because management now believes that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. In 1998 we agreed to acquire by merger a related party known as Server Systems Technology, Inc., (SSTI), an Ohio corporation formed September 27, 1994, for the purpose of obtaining patented technology crucial to retaining control of the VersaCase line of products. This acquisition was legally effectuated in July 1999.

COMPANY OVERVIEW

Unitrend, Inc. was founded with the purpose of expanding the useful life of computer technology. Our mission is to maximize our customers' return on investment in information systems by extending the value of older technologies as they combine with the latest advances. Our patented products which are designed to accomplish this aim are the Cablety, Stable power supply and the highly modular VersaCase computer enclosure. Unitrend's current goal is to establish its products as the industry standard for open architecture, accessibility, scalability and thermal stability while setting new benchmarks for quality and adaptability.

We utilize proprietary and patented technology to design, develop, manufacture, and market our products. VersaCase is a computer enclosure which allows a user or technician to rapidly access all internal components of a computer. This architecture dramatically reduces downtime for maintenance, and allows quick upgrading of a single component (such as the computer's central processing unit) without having to replace or tear down and rebuild the entire computer. We have also patented the Stable power supply unit that greatly enhances the energy performance and cooling operations inside a computer case. The patent pending Cablety is a wire management system that routes and supports internal wires and ribbon cable in a vertical position which allows warm air to rise to the top of the enclosure where it is swept away and vented out of the case. This results in a cooler and cleaner operating environment inside the computer. These products save substantial time and financial resources for both users and technical support staff. Up to the date of the filing of this document, we have not had any sales of the Cablety, Stable power supply or VersaCase computer enclosure, but have presently placed five VersaCase units in the field for testing.

We have entered into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of our product line. NPI is a joint venture between General Electric, Inc. (GE) and Fitch, Inc. NPI along with Fitch will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. Upon completion of the manufacturing development process, NPI will utilize GE's "Global Network" to produce Unitrend's products and deliver complete units ready for sale and shipment. These companies have successful long-term operating histories as manufacturers/providers of component parts for the computer industry.

The Cablety, Stable power supply and VersaCase, will be marketed and sold through direct and indirect channels. After introducing the product to North America, we will expand to Europe, Asia/Pacific, and Latin America, although not necessarily in that order. The unique total modularity of VersaCase and related products enables the end-user to save considerable time and money, whether the product is utilized as a personal computer (PC) or as a server in a network of computers. Due to the mission-critical nature of computer network activities, our primary marketing efforts for the VersaCase are directed at server applications. We will also market to high-end PC users concerned with complex, high quality computer systems, and expect these users to be strong early adopters of the VersaCase technology.

Unitrend's  corporate  headquarters  is  in  Toledo,  Ohio.   The   company
currently employs two people, and expects to grow to approximately nine people by late 2003.

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

Currently, we have seven United States patents issued and three United States patent applications pending. We also have five registered trademarks and service marks. There can be no assurance that any new patents will be issued, that we will continue to develop proprietary products or technologies that are able to be patented, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our business and operating results.

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

INDUSTRY

The  PC market  is defined as  shipments  of desktops, portables and Intel-
based servers priced under $25,000. In 2002, the PC market picked up slightly with worldwide PC shipments totaling 132.4 million units, according to Dataquest. In the second half of 2002, the worldwide PC market had two consecutive quarters of year-on-year PC shipment growth (ITP.net 1/20/03). Worldwide PC sales in the third quarter of 2002 reached 32.2 million units reported Dataquest. IDC reports that in the second quarter of 2002 worldwide PC shipments were 31.1 million. As predicted by IDC, the first quarter of 2002 did experience a decline to 31.4 million PCs shipped worldwide. During 2002, the domestic market also experienced an increase in PC shipments to 46.5 million units according to Dataquest.

During 2001, the worldwide PC market decreased by 4.6% to 128 million units according to Gartner Group. In 2001, domestic sales decreased to 44 million units, an 11.1% decrease as compared to 49.4 million units in 2000, according to Gartner Group. Worldwide PC shipments dropped nearly 12% in the third quarter of 2001 over the same period last year from 34.6 million to 30.7 million according to a Dataquest report. During the second quarter 2001, worldwide PC shipments totaled 29.8 million, a 2% decrease from the second quarter 2000, logging the first year-over-year quarterly decline according to IDC (Itworld.com 7/20/01). Dataquest reports 49.4 million units sold domestically and 134.7 millions units sold worldwide in 2000, a worldwide growth of 14.5% over 1999. According to Dataquest, PC shipments reached 44.8 million units domestically, and 117.6 million units worldwide in 1999. While the Y2K issue motivated some of the 1999 purchases, this sales pattern reflects both the acquisition of first machines and replacement of existing units.

Dataquest expects a strong 7.6% PC sales increase worldwide in 2003 over 2002. Even though sales have increased slightly, the company believes that worldwide PC sales will increase in the coming years because of the replacement of outdated units. In 2003, pre-Year 2000 machines will come to the end of their life cycles. We believe that this will be the major reason for upgrading and/or replacing existing PCs, not technology innovations. Although these old PCs would normally have been replaced by now, economic uncertainty may have delayed new purchases. In the fourth quarter of 2002 these replacements began to occur with PC shipments to U.S. businesses with more than 500 employees per site growing by 13.9 percent from the fourth quarter of 2001 according to Dataquest. Dataquest also reports that in the same time period PC shipments to business with fewer than 500 employees per site increased by 5.4 percent over the same period in the previous year. Enterprises will continue to prioritize cost savings through optimization and extension of technology and solution investments that will make this a perfect environment for the introduction of the VersaCase and related products. Our product line will help reduce the costs associated with maintaining outdated machines.

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

Major assemblers such as IBM, Dell, Gateway, and Compaq(H/P) build units that support only their proprietary components. If one of these parts should fail, the only option is to replace it with the same part from the same company. While this provides additional revenue for the PC producer, the consumer suffers in significant ways. Consumers are locked into the price, availability, and delivery time dictated by the PC producer, which can add to downtime and cost of maintenance.

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

Scalability. The ability to change internal components is essential for extending the investment in computer technology. As the Fortune Tech Buyers Guide states, "scalability is key, especially in PCs. Better systems provide plenty of expansion slots and extra drive bays so PCs can grow as needed" (Fortune Tech Buyers Guide Supplement Summer, 1999, p. 130,
141).

Thermal Stability. The ability to maintain a proper cooling environment within the computer system reduces heat induced failures. Heat is an enemy because it causes things to expand or respond differently to electricity. If the printed circuits on your computer's motherboards and peripheral cards are too warm, they might make or break electrical connections (South Coast Today, 3/14/01).

UNITREND SOLUTION

We believe Unitrend is well positioned to offer solutions to many of the issues listed above. VersaCase, Stable power supply and Cablety were designed with these factors in mind, resulting in a products that address these five areas: true open architecture; complete accessibility; rapid upgrade and maintenance; creative scalability and thermal stability.

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

Complete Accessibility. The VersaCase allows a user or technician to quickly access the i nternal components of a computer. The design of the case is similar to a drawer, thereby providing quick access, without tools, to the inside of the computer. Internal components become modules that can be installed or replaced simply and easily. This design simplifies routine repair, maintenance, and upgrade procedures. This full-access-design is vital for mission-critical applications. Often, a failure in a server system can be isolated to two or three units, and the technician must rapidly check all three units to save the entire system from shutting down. Standard computer enclosures require considerable time to access all internal components because they must be laboriously dismantled. With the VersaCase, the technician simply slides open the drawer. What can take agonizing minutes or even hours with a typical enclosure is done in seconds or minutes with a VersaCase.

Rapid Upgrade and Maintenance. The drawer-like design of the VersaCase not only allows full access to all the internal components, it dramatically reduces the time required to get to any given component. The time it takes to perform upgrades and repairs is doubly expensive when you add the cost of the person's time performing the task to the lost productivity of the user while the system is down. The Stable power supply is a two stage modular design that allows the user to rapidly remove the unit by simply lifting it out of its base for repairs, maintenance or upgrades. If a fan should need replaced, one would just need to remove the bad fan by popping it off the power supply unit and swapping in a new one. In effect, every minute saved by VersaCase and Stable power supply buys back two minutes of user and technical support time. The total cost of ownership for a computer built with VersaCase and Stable power supply is greatly reduced by allowing individual components to be upgraded. The Cablety, besides aiding in the cooling of the computer environment, was also designed to function as a tool to mount or remove system motherboards without the use of metal tools. This allows for safe and quick removal of the motherboards without having to worry about possible static electricity discharge that could cause irreparable damage from simply introducing a metal tool to the system. With other cases, many components such as the motherboard or central processing unit (CPU) cannot be changed, and you are forced to discard the entire PC. With other cases, you are forced to buy a whole new computer, leaving you with many perfectly good, but unusable, components. Instead of spending thousands of dollars every two years for a whole new system, VersaCase, Stable power supply and Cablety lets you spend a couple hundred dollars (or less) by merely upgrading the old component and continuing on with using the rest.

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

Innovative Thermal Stability. The Cablety is designed to lift internal cables and wires off the electronic system(s) board(s) and their microchips by holding them in a vertical position which allows heat that would otherwise be trapped in and around the computer's critical devices to escape and be vented out of the computer case. This increased airflow around the computer's electronics allows for a proper cooling environment making the system more stable and reducing heat induced failures. By organizing the internal wires and cables, dust and dirt build-up is reduced. Dust and dirt build-up inside of a computer will act as an insulator and cause thermal instability. The Stable power supply has two high quality plug-in cooling fans pitched at fifteen degrees to allow for the most efficient airflow throughout the computer case. Properly cooling the computer environment saves time and money that would otherwise be spent in replacing damaged parts due to heat induced failures.

In summary, the VersaCase, Stable power supply and Cablety offers new technology to the market, which gives you the ability to easily maintain, upgrade and cool your system while providing unsurpassed configuration options. VersaCase, Stable power supply and Cablety simplify changes and extend the life of computers, saving substantial time and money for both companies and individuals.

COMPETITION

We will compete in the computer enclosure, computer power supply and wire management markets. The first product to be sold by the company will be the Cablety (wire management device(s)), with initial sales focus on the computer equipment manufactures (OEM). Within the wire management market we will encounter competition from domestic manufactures and distributors. To our knowledge, no competing company, such as ITW Fastex or Panduit, offers a product that offers all the benefits and features of the Cablety. The second product to be offered will be the Stable power supply, with initial sales focus on military and VAR (Value Added Resellers) replacement sales. The computer power supply market is intensely competitive. Within the power supply market we will encounter competition from domestic manufactures and distributors. To our knowledge, no competing company, such as PC Power and Cooling or Antec, that offers a product that delivers all the scalable and versatile technology nor the benefits and features of the Stable power supply. The third product to be sold will be the VersaCase computer enclosure, initially focusing on the high-end PC and entry-level server segments. The computer enclosure market is intensely competitive. Within the enclosure, power supply and wire management markets, we will encounter competition primarily from large domestic manufacturers and distributors such as, California P.C. Products, American Portwell, Antec, and. To our knowledge, no competing company offers an enclosure which contains all the features and benefits of the VersaCase.

As noted above, some major computer assembly firms, e.g., IBM, Gateway, Acer, and Dell, have introduced PC models that contain some modular features that are found in a VersaCase and or Stable. No one, however, has designed or introduced a model(s) that delivers all the scalable and versatile technology that the VersaCase and the Stable offers.

We will also encounter strong competition from international computer enclosure, power supply and wire management companies who sell to worldwide original equipment manufacturers and distributors. These international companies also set up their own distribution networks in international markets, including the United States. The international market is extremely competitive due primarily to aggressive pricing. Examples of international companies include: Star Tech, Chung Long Metal Co., Ltd.; Karrie Ind.; MacCase Ind. Corp.; Leadertech Systems; Everfit Computer Supply; and Evergreat Group.

The Cablety is a new concept in computer wire and cable management and as such we hope to set new industry standards with its introduction to the markets. Wholesale and Retail pricing has yet to be established. The Stable power supply is more expensive to purchase than traditional PC power supplies, with a retail price around $125 for the low wattage, entry level model. However as power output (in wattage) increases in medium to high-end models, Stable become very competitive in price and offers numerous features and benefits not offered by any competitor. The VersaCase is more expensive to purchase than traditional desktop computer enclosures, with a retail price around $250. This price is competitive when compared to higher-end rackmount server enclosures. We will compete in the computer enclosure market by demonstrating the value of the features and benefits of VersaCase. We separate ourselves from other companies now offering computer enclosures by focusing on common sense solutions. VersaCase is convertible technology. Accordingly, it may be used as a single unit, in multiple stacks, rack-mount configuration, or as a workstation. It can be used in a variety of applications including, but not limited to file servers, disk arrays, CD jukeboxes, and e-mail servers. Further, non-proprietary components can be used to configure a computer for a specific application, and possibly achieve lower operating costs.

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

MARKETING AND SALES

We are implementing brand-building strategies for Unitrend, Cablety, Stable power supply and VersaCase. Our brand objective is to identify emerging trends in computer-related technologies and to provide streamlined solutions that make those technologies more user friendly. The Cablety wire management system is the first product that we intend to market. We will continue to build equity in our brands by promoting the unique and patented features of our products via multiple mediums to diverse market segments.

The Cablety wire management system is the first product we will be marketing. The Cablety will be marketed through various channels including, but not limited to, value added re-sellers (VARs), original equipment manufacturers (OEMs) and internet sales. We intend to target organizations such as the government and the military. VersaCase and Stable power supply will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. Lastly, we will sell the VersaCase, Stable power supply and future products directly to end-users through our Internet site. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

PRODUCTS

The Cablety wire management system is the latest product from Unitrend that will be available in the second quarter 2003.

The Cablety features include:

      *  Made of "Static Resistant" GE Plastics(R).

      * Lifts internal cables and wires off the electronic system(s) board(s) and their microchips by holding them in a vertical position. This allows heat that would otherwise be trapped in and around the computer's critical devices to escape and be vented out of the computer case.

      * Increased airflow allows for a proper cooling environment making the system more stable and reducing heat induced failures.

      *  Reduces dust and dirt build-up.

      * Functions as a tool to mount or remove system motherboards without the use of metal tools which could damage the system.

The Stable power supply is a two stage modular design that allows the user to rapidly remove the unit by simply lifting it out of its base for repairs, maintenance or upgrades.

The Stable power supply features include:

      * Snap-in upper power module for ultra fast power supply replacement.

      * Battery pack option allows for repairs, maintenance, or upgrades with the power on.

      * Two high quality plug-in cooling fans pitched at fifteen degrees for smooth, efficient airflow and rapid replacement in case of failure.

      * RPM sensors on cooling fans send signal to front panel LEDs to warn of eminent failure.

      * Internal temperature sensors to warn of excessive heat conditions.

      * Self diagnosing power distribution base with audible and visual alarms.

      * Sixteen power take-off connectors for even power delivery to individual internal peripheral drives and devices. Also allows for removal of the power module while leaving power connections intact.

      *  Dual redundant power supply options connector.

      *  Emergency "Kill Switch" connector.

      *  Standard "Slim" power supply geometry.

      *  Available in three power sizes: 230 Watts, 300 Watts and 400
         Watts.

VersaCase is our first patented product. The VersaCase has undergone an extensive development process. Five developmental VersaCase prototypes have been developed, including the yet to be released production-level beta units. These units will undergo rigorous in-house testing as well as field placement at selected sites, which will mirror our more prominent market segments.

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

      * Easy to read control panel with LED readouts for Power, Turbo, HHD1 activity, HDD2 activity, Power supply cooling fan failure warning, and Processor cooling fan failure warning, as well as a System Reset switch and Turbo speed switch.

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

OPERATIONS

For the design and development of our products, we rely on our founder, Mr. Conrad Jelinger, and New Product Innovations, Inc. (NPI). In addition, NPI will select principal suppliers based on experience and pricing considerations.

New Product Innovations, Inc. (NPI). NPI is a joint venture between GE Plastics, a division of General Electric, Inc. (GE) and Fitch, Inc., a Cordiant company. NPI, along with Fitch, will complete product development, obtain agency approvals (UL, FCC, CE, CI, etc.), Mil-Spec the products for Military/Government use and engage in product branding and positioning. Furthermore, NPI will design the manufacturing processes, establish ISO 9002 and Six Sigma procedures and build the necessary tooling to develop a flexible, high volume output capability for Unitrend's product lines. Upon completion of the manufacturing development process, NPI will utilize GE's "Global Network" to produce our products and deliver completed units ready for resale and shipment.

RESEARCH AND DEVELOPMENT

Apart from tooling costs of $1,469,429, as of December 31, 2002, we have invested $529,943 in research and development. To date, our primary focus has been the development of the VersaCase. In January 2003, our focus shifted to the Cablety wire management system. The Cablety can be used in any standard computer as well as an accessory for the VersaCase. We expect to have product in the second quarter 2003. We are continuing to develop accessories, like the Cablety, that will further enhance the VersaCase, and allow for further customization. It is our intent to continue to innovate by developing similar products that will enable a computer user to save time and money while upgrading and repairing his or her computer. Other product designs are also on the drawing board. There is no guarantee that any of these products will become viable revenue sources.

We believe timely introduction of new and enhanced products will be essential to maintaining a competitive edge. However, we make no representation or guarantee that we will be able to establish or maintain a competitive edge in the marketplace. Consequently, the human and financial commitment to research and development will increase proportionately to meet these demands.

At December 31, 2001, we had a total of three full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.   Properties

Unitrend's headquarters comprise approximately 10,000 square feet of space in an office building owned by the Company at 4665 West Bancroft Street, Toledo, Ohio 43615. The building houses the Company's principal executive offices, as well as limited laboratory and technical development space.

Item 3.   Legal Proceedings

None


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

OVERVIEW

We invent and market computer-related products designed to make technology simple, accessible and affordable through modularity. We have exclusive rights to patented and patent pending products and technology for certain computer-related products. Our Cablety wire management system will be released to the marketplace second quarter 2003. The Stable power supply and VersaCase computer enclosure system will follow later in 2003. Our VersaCase computer enclosure system, which we have begun marketing to businesses and other entities employing computer servers, allows users to quickly access computer components by incorporating a pull-drawer design of high modularity, thus reducing downtime and extending the service life of information technology.

We are a development stage company that commenced operations in April 1996 and has incurred significant losses since that date. In 1998, we acquired Server Systems Technology, Inc. (SSTI), a related Ohio corporation formed September 27, 1994. SSTI held the patent on technology crucial to the VersaCase line of products. We acquired SSTI in a stock-for-stock exchange. Also in 1998, we incorporated Osborne Manufacturing Inc. (OMI) as an Ohio Corporation to function as the business entity for a joint venture between our Company and one of our employees. In 2002 OMI was dissolved because management believed that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. To date, we have not generated any revenues from sales of our patented and patent pending products or through licensing agreements, but have relied on private financing and loans from our founder. Furthermore, we have not yet been profitable since our inception and expect to incur additional operating losses in 2003 as we ramp up for production and sales of our Cablety wire management system, Stable power supply and VersaCase computer enclosure. As of December 31,
2002,   we  had  an  accumulated  deficit  in  the  development  stage  of
approximately $12,150,000.   At  December  31, 2002  we had  available net
operating loss carry forwards of approximately $6.7  million  for  federal
income tax reporting purposes which begin to expire in 2011.   To date our
operations have consisted predominately of incidental sales of computer components while we have principally concentrated on the progression of
the  VersaCase  enclosure  and  related  products.   We  have not achieved
profitability on a  quarterly or an  annual  basis  and anticipate that we
will continue to incur net losses through 2003.   Expenses  incurred  have
been primarily for development of the  VersaCase enclosure system, tooling
and administrative support.   We expect  to incur significant engineering,
pre-production, sales,  general  and  administrative  expenses,  and as  a
result,  we  will  need  to  generate  significant  revenue   to   achieve
profitability. Additionally, our lack of operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve
profitability in future quarters.   Although our core management  team has
worked together for several years, none of the present members of management has extensive experience in managing a large public business in the computer industry. We intend to hire accomplished individuals in the
industry to supplement  our current management team.    However, we cannot
assure that we will be able to attract and retain such persons.



The Company has conducted extensive research and development activities since its inception at a variety of levels. Such activities have primarily focused on market research, marketing, sales and distribution, current technologies, emerging technologies, manufacturing, tool production and analysis, engineering (structural, mechanical, and electronic/electrical) and product development. The Company has engaged various consultants to assist in some of these matters. The Company initially had a two to three year time line for developing and placing its initial products into the market. However early in 1998, toward the end of the initial product development cycle, the computer industry announced sweeping changes to its 20-year old standard in internal design layouts. These changes caused the computer industry to adopt a new standard. Substantial changes in the future are not to be expected for at least ten years. This caused the Company to redesign its products prior to commencement of the development of tooling and dies. These changes caused delays and deviations from the initial timeline. An additional delay were caused by the Company's underestimation of the complications involved in developing the tools and dies necessary to produce the Company's products (up to six months may be required per tool). Additionally, a significant number of these tools cannot be built concurrently with one another because the parts produced by the core tool must be compared and checked against industry standards before other tools based upon that part may be engineered. The VersaCase product alone has more than 200 parts, with most of those components having been invented by the Company. To build the VersaCase more than 40 tools have to be designed, machined and built. The total cost for tooling to date is $1,469,429 with an additional $4,211,203 needed to complete tooling, and for various marketing activities provided by New Product
Innovations, Inc. including but not limited to developing a selling proposition, conduct naming and nomenclature, developing branding elements and launch material formats, design a trade show exhibit booth, and further develop the web site prior to full-scale production of the Stable power supply and VersaCase. An additional $36,000 will be needed for the final development of the Cablety. There was a decline from approximately $190,000 spent on tooling in 1999 compared to $40,000 spent in 2000 and nothing spent in 2001 and 2002. This decrease is due to six tools being launched in 1999 as opposed to only one tool in 2000 and no tools in 2001 or 2002.

The Company has applied for 14 patents with respect to its products of which seven have been granted to date. Patent prosecution is also a source of delay and considerable expense for the Company. To fully prosecute a patent may take several years, depending on the type of patent and the number of competing or similar patents. However, the Company believes that patenting its products is key to protecting the value of its ideas and its business plans. In addition to hiring patent attorneys, engineers and designers as consultants to help develop the Company's products, the Company has also hired consultants to help with the marketing of its products. Currently, the design of the Cablety is finalized and the Company is awaiting the beta models and focus group results. Once these models are tested, if there are necessary changes, they will be made. The tooling will then be finalized and production of the Cablety will commence. At the present time, the re-design of the VersaCase and Stable power supply are near completion and the Company has produced several working VersaCase prototypes. The tools and dies necessary to manufacture these products have been designed and engineered and "soft" tools have been produced in order to enable the Company to produce the prototypes. Funds are still required in order to finish product development, position the product, develop manufacturing and assembly operations and purchase the raw materials which will enable the Company to go into full-scale production of the VersaCase and Stable power supply. Obviously, as the Cablety, Stable power supply and VersaCase products near completion, it will be necessary for the Company to hire additional staff in order to ramp up its ability to produce, market and distribute this product. The Company expects to continue to hire additional staff to meet its business challenges as it gets closer to full-scale operations.

We expect that our initial revenues will primarily be derived from direct sales of our Cablety wire management system to major original equipment manufacturers (OEMs). We expect that substantially all of our revenue through the fourth quarter of 2003 will be derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. In addition to revenue derived from direct sales, we expect that revenue through indirect distribution channels will increase in future periods. Where strategically beneficial, we believe that we will be able to enter into strategic alliances with companies focusing on the development of computer peripherals, logic boards and power supplies. To date, we have not entered into any such alliances, and the creation of such alliances cannot be guaranteed.

The Cablety wire management system is the first product we will be marketing. The Cablety will be marketed through various channels including, but not limited to, value added re-sellers (VARs), original equipment manufacturers (OEMs) and internet sales. We intend to target organizations such as the government and the military. VersaCase and Stable power supply will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. Lastly, we will sell the VersaCase, Stable power supply and future products directly to end-users through our Internet site. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

We had no net revenues in the year ended December 31, 2002 ("2002") or in the year ended December 31, 2001 ("2001"). Consequently, there was no cost of revenues or gross profit in 2002 or 2001.

We incurred an operating loss of $998,775 in 2002, compared to an operating loss of $396,542 in 2001, an increase of $602,233. The Company reached a settlement agreement in a lawsuit and accrued payroll expense; these are the primary reasons behind the increase in our operating loss for 2002 as compared to 2001.

The Company did not have research and development expenses during 2002 or 2001. We believe that research and development expenses will increase as we go forward due to a contract entered into with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to increase beginning in the first quarter of 2003 as we prepare for the final product development and production of the Cablety, our first product due to reach the market in the second quarter of 2003. There was no monies spent on tooling and dies in 2002 and 2001, we anticipate this to increase as we move forward. The total future tooling commitments remaining as of December 31, 2002 totaled $365,295.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and accounting services, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of outside attorney costs, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses increased to $998,755 in 2002 from $396,542 in 2001, an increase of 152%. This change was due primarily to an increase in payroll and related employee benefit costs of approximately $526,000 during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease for an undetermined amount of time. In 2002, the Company decided that payroll would resume. Another increase in 2002 of approximately $307,500 in litigation settlement expense as compared to zero in 2001 contributed to the increase in selling, general and administrative expenses. The Company saw an increase in consulting expense of $25,000 due to a contract the Company entered into with an outside firm that will use its best efforts to secure necessary funding needed to meet the Company's future financial obligations. The Company saw significant decreases in contract labor, professional fees, advertising expense, rent expense, utilities expense and telephone expense of approximately $88,000, $54,200, $50,300, $57,600, $10,100 and $8,500, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. We expect that selling, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations domestically, initiate additional marketing programs, establish sales offices in new locations and incur additional costs related to the growth of our business and our operations as a public company.

During 2002 and 2001, there were no stock options granted to non-employees under our 1999 Stock Option Plan. As of December 31, 2002, 3,792,102 total options remain exercisable by non-employee consultants at a strike price of $0.50 each. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying consolidated financial statement, using the fair market value of the services rendered or the options granted on the date of issuance.

Accrued payroll and related taxes increased to $982,808 at December 31, 2002 as compared to $492,911 at December 31, 2001, respectively. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease for an undetermined amount of time. In 2002, the Company decided that payroll would resume. Interest expense increased to $52,182 in 2002 compared to $35,447 in 2001, an increase of 47%. Our increase in interest expense can be attributed to interest incurred on accounts payable.

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


LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily through private placements of equity securities, which provided aggregate net proceeds of approximately $2,620,000 and net loans from founder received from inception of $2,760,000. At December 31, 2002, our cash balance was $52. Since that date, we have received additional proceeds from founder's loans and the Company's cash position fluctuates. The Company expects founder's loans to continue funding the Company's operations until the time that such loans are not necessary. The cash requirement needed to complete production tooling, infrastructure, manufacturing development and marketing of the VersaCase and Stable power supply is approximately $4,200,000, of which $365,295 was contractual committed to as of December 31, 2002. The cash requirement needed to complete production tooling, infrastructure, manufacturing development and marketing of the Cablety is approximately $36,000. Final product development of the Cablety began in January 2003 and production is scheduled for the second quarter 2003. Production of the Stable power supply and VersaCase could feasibly start in mid to late 2003 and would require approximately $5,000,000 to begin initial ramp-up production for a 90 day period.

Net cash used in operating activities for the years ended 2002 and 2001 was $71,914 and $250,398, respectively. Our net cash flow provided by investing activities was zero in 2002 and the cash flow used in investing activities in 2001 was $10,611 and relates primarily to capitalized tooling costs and other equipment purchased and sold. Net cash inflow from financing activities was $71,731 in 2002 and $196,283 in 2001.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the company to commence manufacturing of its VersaCase product. Ultimately, the company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the company plans to raise sufficient funds through the advancement of monies by its founder and through a private placement. The company has enlisted the aid of an outside consulting firm that will attempt to secure the necessary funding needed to meet the new financial obligations associated with the contract recently signed with New Product Innovations, Inc. regarding product development and out-source manufacturing. While funds advanced and raised from the founder and the outside consulting firm may enable the company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In December, The Financial Accounting Standards Board issued Opinion no. 148 - Accounting for Stock-Based Compensation. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. It is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. Management is currently determining the impact of this pronouncement on its financial statements and disclosures.



Item 7.   Financial Statements

                                UNITREND, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                          December 31, 2002 and 2001


                                   ASSETS

                                                      (unaudited)  (unaudited)
                                                          2002         2001
CURRENT ASSETS
Cash                                                         $52         $235
                                                      ----------   ----------
PROPERTY AND EQUIPMENT, at cost
Land                                                      67,485       67,485
Building and improvements                                351,168      376,716
Furniture and fixtures                                    65,266       65,266
Computer equipment                                       151,055      151,055
Computer software                                         46,719       46,719
Automobiles                                               15,937       15,937
Tooling and dies under construction                    1,469,429    1,469,429
                                                      ----------   ----------
                                                       2,167,059    2,192,607
Less accumulated depreciation                           (273,925)    (267,016)
                                                      ----------   ----------
Net property and equipment                             1,893,134    1,925,591
                                                      ----------   ----------
OTHER ASSETS
Patent licensing costs,
   net of accumulated amortization                        24,942       27,058
Loan costs,
   net of accumulated amortization                           545        1,634
                                                      ----------   ----------
Total other assets                                        25,487       28,692
                                                      ----------   ----------
TOTAL ASSETS                                          $1,918,673   $1,954,518
                                                      ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable                                        $624,954     $502,970
Current portion of note payable                          211,313      225,520
Accrued expenses                                       1,314,288      492,911
                                                      ----------   ----------
Total current liabilities                              2,150,555    1,221,401
                                                      ----------   ----------
NOTES PAYABLE - RELATED PARTIES                           99,145      251,303
                                                      ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value                             3,795,598    3,557,503
Additional paid-in capital                             8,023,695    8,023,695
Deficit accumulated in the development stage         (12,150,321) (11,099,384)
                                                      ----------   ----------
Total stockholders' equity (deficit)                    (331,028)     481,814
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)   $1,918,673   $1,954,518
                                                      ==========   ==========




                                 UNITREND, INC.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
    For the Years Ended December 31, 2002, 2001, 2000 and for the period from the inception date of September 27, 1994 to December 31, 2002

                                           (unaudited)      (unaudited)        (audited)          (unaudited)
                                           Year Ended       Year Ended       Year Ended       September 27, 1994
                                           December 31,     December 31,     December 31,    (Date of Inception)
                                               2002            2001             2000         to December 31, 2002
                                          --------------   --------------   --------------   --------------------
Sales                                     $           -    $           -    $           -    $               603

Research and
  development expenses                                -                -          (21,035)              (529,943)

Selling, general
  and administrative expenses                  (998,755)        (396,542)      (1,218,692)           (11,313,269)
                                          --------------   --------------   --------------   --------------------
Operating loss                                 (998,755)        (396,542)      (1,239,727)           (11,842,609)

Interest income                                       -              -                  -                  1,546

Interest expense                                (52,182)         (35,447)         (39,006)              (285,290)
                                          --------------   --------------   --------------   --------------------
Net loss before cumulative
  effect of change in
  accounting principle                       (1,050,937)        (431,989)      (1,278,733)           (12,126,353)

Cumulative effect of change
  in accounting principle                             -               -                 -                (23,968)
                                          --------------   --------------   --------------   --------------------
Net loss                                  $  (1,050,937)   $    (431,989)   $  (1,278,733)   $       (12,150,321)
                                          ==============   ==============   ==============   ====================
Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                               $       (0.01)   $       (0.01)   $       (0.02)   $             (0.18)

Cumulative effect of change in
  accounting principle                                -                -                -                      -
                                          --------------   --------------   --------------   --------------------
Net loss                                  $       (0.01)   $       (0.01)   $       (0.02)   $             (0.18)
                                          ==============   ==============   ==============   ====================
Weighted average shares
 outstanding used to compute
 basic and diluted loss
 per share                                   70,371,770       69,895,580       69,456,336             66,927,991
                                          ==============   ==============   ==============   ====================



                               UNITREND, INC.
                        (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Years Ended December 31, 2002, 2001, 2000 and 1999
                                   (unaudited)


                                                           Deficit
                                                         Accumulated
                           Common Stock     Additional    During the
                         ----------------     Paid-in    Development
                        Shares      Amount    Capital       Stage      Total
                      ---------- ---------- ---------- ------------- ----------
BALANCE -
  DECEMBER 31, 1998   68,608,260  2,906,343  5,762,187   (8,054,078)    614,452

Sale of common stock
  for cash at $0.50
  per share from
  January 1 to
  June 30, 1999          770,320    385,160          -            -     385,160

Stock options issued
  on January 15,
  August 10,
  August 15, and
  November 29, 1999            -          -      7,868            -       7,868

Common stock issued
  for services at
  $2.00 per share
  on August 30, 1999       5,000     10,000          -            -      10,000

Net loss - 1999                -          -          -   (1,334,584) (1,334,584)
                      ---------- ---------- ---------- ------------- -----------

BALANCE -
  DECEMBER 31, 1999   69,383,580  3,301,503  5,770,055   (9,388,662)   (317,104)

Stock options issued
  on January 2, January 3,
  February 3, March 1,
  and June 5, 2000             -          -     11,844            -      11,844

Forgiveness of loans by
  majority stockholder
  on March 31, 2000            -          -  2,241,796            -   2,241,796


Exercise of stock options
  at $0.50 per share
  on October 11 and
  December 19, 2000       12,000      6,000          -            -       6,000

Majority stockholder
  exercised options
  at $0.50 per share
  on December 1, 2000    500,000    250,000          -            -     250,000

Net loss - 2000                -          -          -   (1,278,733) (1,278,733)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2000     69,895,580  3,557,503  8,023,695  (10,667,395)    913,803

Net loss - 2001                -          -          -     (431,989)   (431,989)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2001     69,895,580  3,557,503  8,023,695  (11,099,384)    481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002    476,190    238,095          -             -    238,095

Net loss - 2002                -          -          -   (1,050,937) (1,050,937)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2002     70,371,770 $3,795,598 $8,023,695 $(12,150,321) $ (331,028)
                      ========== ========== ========== ============= ===========




                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
   For the Years Ended December 31, 2002, 2001, 2000 and for the period from the inception date of September 27, 1994 to December 31, 2002

                                          (unaudited)   (unaudited)    (audited)        (unaudited)
                                                                                     September 27, 1994
                                          Year Ended    Year Ended    Year Ended     (Date Of Inception)
                                          December 31,  December 31,  December 31,      to December 31,
                                              2002          2001          2000               2002
                                        ------------  -------------  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $(1,050,937)  $   (431,989)  $ (1,278,733)     $(12,150,321)
                                        ------------  -------------  -------------     -------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                 -              -              -            23,968
    Options issued for services                    -              -         11,844         5,326,989
    Depreciation & amortization               27,504         36,906         39,324           311,381
    Loss on disposal of property
     and equipment                             8,158          4,735              -            12,893
    Bad debt                                       -              -         34,008            42,157
    Accrued interest income                        -              -              -            (3,091)
    Common stock issued for services               -              -              -            10,000
  Increase in operating assets:
    Prepaid expenses                               -              -         19,830                 -
  Increase in operating liabilities:
    Accounts payable                         121,984        164,794         43,760           624,954
    Accrued expenses                         821,377        (24,844)       502,833         1,384,230
                                         ------------  -------------  -------------     -------------
    Total adjustments                        979,023        181,591        651,599         7,733,481
                                         ------------  -------------  -------------     -------------
  Net cash used in operating activities      (71,914)      (250,398)      (627,134)       (4,416,840)
                                         ------------  -------------  -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs               -              -              -           (31,723)
  Purchase of property and equipment               -           (330)       (78,221)       (2,210,464)
  Proceeds from sale of property and
   equipment                                       -         10,941              -            10,941
  Loans to related parties                         -              -              -           (18,191)
  Loans to other entities                          -              -              -           (23,916)
  Repayment from employee                          -              -              -             3,041
  Payment of organizational cost                   -              -              -           (30,168)
                                         ------------  -------------  -------------     -------------
  Net cash provided by (used in )
   investing activities                            -        (10,611)       (78,221)       (2,300,480)
                                         ------------  -------------  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                            -              -              -            (5,448)
  Loans from stockholder                      85,938        218,836        750,466         2,759,094
  Proceeds from note payable                       -              -              -           290,000
  Payment on note payable                    (14,207)       (22,553)       (16,151)          (78,687)
  Proceeds from sale of common stock
   and exercise of stock options                   -              -          6,000         2,619,563
  Payments for stock recissions                    -              -              -          (134,170)
  Sale of stock subject to recission
   for cash                                        -              -              -         1,267,020
                                         ------------  -------------  -------------     -------------
  Net cash provided by financing
   activities                                 71,731        196,283        740,315         6,717,372
                                         ------------  -------------  -------------     -------------

    Net increase (decrease) in cash             (183)       (43,504)        34,960                52

Cash - beginning of period                       235         43,739          8,779                 -
                                         ------------  -------------  -------------     -------------
Cash - end of period                     $        52   $        235   $     43,739      $         52
                                         ============  =============  =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                            $    13,992   $     32,717   $     35,672      $    141,815


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During the first quarter ended March 31, 2000 the majority stockholder forgave loans to the company of $2,171,854, and accrued interest of $69,942, this was accounted for as additional paid-in capital. The President/Majority Stockholder also exercised 500,000 options to purchase stock, during the year ended
December 31, 2000, at a price of $0.50 per share by forgiving debt of $250,000. The President/Majority Stockholder also exercised 476,190 options to purchase stock, during the year ended December 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                 PART III
Item 9.   Directors, Executive Officers and Key Employees

            Name            Age     Position with the Company

    Conrad  A.H. Jelinger   50      President, Chief Executive Officer,
                                    Chairman, interim CFO and Director
    Kathleen M. Farley      28      Executive Vice President
    Eric V. Jelinger        49      Director
    K. Dale Boley           33      Director
    Robert J. Hayes         46      Director
    Martha A. Moloney       64      Director
    Darryl Stolper          61      Director


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

Kathleen M. Farley.

Kathleen M. Farley joined Unitrend in December 1996 as Marketing Analyst after graduating with a Bachelor in Business Administration and majoring in Finance and Marketing from Ohio University. In 1997, as Director of Marketing, Mrs. Farley brought Unitrend to Fall COMDEX. Additionally, in 1997, Mrs. Farley was appointed Investor Relations Specialist. In August 1999, Mrs. Farley was appointed Director of Administration and in February 2000, she was promoted to Executive Vice President. Mrs. Farley is one of our executive officers.

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

                                                       Number
                                                     of shares
Name and                                             Underlying  Other Annual
Principal Position        Year     Salary     Bonus   Options    Compensation
------------------------------------------------------------------------------
Conrad A.H. Jelinger      2002     $    --    $ --     23,810         $--
CEO, President,           2001          --      --         --          --
Chairman, interim CFO     2000      44,793      --    500,000          --


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's shares of common stock as of March 31, 2003, by (i) all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) all Directors; and (iii) all Officers and Directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the common stock beneficially owned.

                                            Beneficial Ownership
                                            --------------------
Stockholder                           Number of shares       Percent (1)
-----------                           ----------------       -----------

Conrad A.H. Jelinger                    45,367,740(2)           57.3%
 4665 West Bancroft St.
 Toledo, OH  43615

Eric V. Jelinger                         7,750,000               9.8%
 4665 West Bancroft
 Toledo, OH  43615

K. Dale Boley                              230,000               0.3%
 4665 West Bancroft
 Toledo, OH  43615

Martha Moloney                             895,800(3)            1.1%
 4665 West Bancroft
 Toledo, OH  43615

Darryl Stolper                               5,200                 *
 4665 West Bancroft
 Toledo, OH  43615

Kathleen M. Farley                       1,428,334(4)            1.8%
 4665 West Bancroft
 Toledo, OH  43615


Total for Officers and Directors        55,677,074              70.4%

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



                              UNITREND, INC.


Date:  March 28, 2003      By: /S/ Conrad A.H. Jelinger
                               ________________________________________
                               Conrad A.H. Jelinger, President,
                               Chief Executive Officer, Chairman,
                               interim CFO and Director
                              (Duly Authorized representative)

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons in the capacities and on the dates indicated.


/S/ Conrad A.H. Jelinger
_____________________________
Conrad A.H. Jelinger,
President, Chief Executive Officer,
Chairman, interim CFO and Director
(Principal Executive and Financial Officer)

Date:  March 28, 2003


/S/ Eric V. Jelinger                 /S/ K. Dale Boley
_____________________________        _____________________________
Eric V. Jelinger,                    K. Dale Boley,
Director                             Director

Date:  March 28, 2003                Date:  March 28, 2003


                                     /S/ Martha A. Moloney
_____________________________        _____________________________
Robert J. Hayes,                     Martha A. Moloney,
Director                             Director

Date:                                Date:  March 28, 2003



_____________________________
Darryl Stolper,
Director

Date: