Form 10QSB
period 2003-03-31
UNITREND INC
filed 2003-05-12
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2003


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

Number of shares of registrant's common stock outstanding as of March 31, 2003:
70,371,770


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED MARCH 31, 2003

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at March 31, 2003 And December 31, 2002..   3

          Condensed  Statements  of  Operations  for  the three  months ended March 31, 2003,  2002 and for the period from September
          27, 1994 (date of inception) to March 31, 2003....................   4

          Condensed Statements of Cash Flows for the three months ended
          March 31,  2003,  2002 and  for the period from September 27,
          1994 (date of inception) to March 31, 2003........................   5

          Statements of Stockholders' Equity for the three months ended
          March 31, 2003 and for the years ended December 31, 2002 and 2001.   6

          Notes to Condensed Financial Statements.........................   7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  8-10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    10


Item 2.   Changes In Securities And Use Of Proceeds.......................    10

Item 3.   Defaults Upon Senior Securities.................................    10


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    10

Item 5.   Other Information...............................................    10

Item 6.   Exhibit.........................................................    10

          Signatures......................................................    11


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                                UNITREND, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                      March 31, 2003     December 31,2002
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $            72     $            52
                                                      ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,266              65,266
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,469,429           1,469,429
                                                      ----------------    ----------------
                                                            2,167,059           2,167,059
  Less accumulated depreciation                              (279,009)           (273,925)
                                                      ----------------    ----------------
    Net property and equipment                              1,888,050           1,893,134
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            24,414              24,942
  Loan costs, net of accumulated amortization                     272                 545
                                                      ----------------    ----------------
    Total other assets                                         24,686              25,487
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,912,808     $     1,918,673
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       629,105     $       624,954
  Current portion of note payable                             209,410             211,313
  Accrued expenses                                          1,353,196           1,314,288
                                                      ----------------    ----------------
    Total current liabilities                               2,191,711           2,150,555
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                               140,867              99,145
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,795,598           3,795,598
  Additional paid-in capital                                8,023,695           8,023,695
  Deficit accumulated in the development stage
                                                          (12,239,062)        (12,150,321)
                                                      ----------------    ----------------

    Total stockholders' equity                               (419,769)           (331,028)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,912,808     $     1,918,673
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                (unaudited)
                                                         (unaudited)         (unaudited)    September  27, 1994
                                                     Three Months Ended  Three Months Ended (Date of Inception)
                                                       March 31, 2003      March 31, 2002    to March 31, 2003
                                                      ----------------    ----------------    ----------------
Sales                                                 $             -     $             -     $           603

Research and development expenses                             (24,000)                  -            (553,943)

Selling, general and administrative expenses                  (58,434)            (62,993)        (11,371,703)
                                                      ----------------    ----------------    ----------------

Operating loss                                                (82,434)            (62,993)        (11,925,043)

Interest income                                                     -                   -               1,546

Interest expense                                               (6,307)             (6,869)           (291,597)
                                                      ----------------    ----------------    ----------------
Net loss before cumulative effect of change
  in accounting principle                                     (88,741)            (69,862)        (12,215,094)

Cumulative effect of change in accounting principle                 -                   -             (23,968)
                                                      ----------------    ----------------    ----------------

Net loss                                              $       (88,741)    $       (69,862)    $   (12,239,062)
                                                      ================    ================    ================


Basic and diluted loss per share:

Before cumulative effect of change in
  accounting principle                                $         (0.00)    $         (0.00)    $         (0.18)

Cumulative effect of change in
  accounting principle                                              -                   -                   -
                                                      ----------------    ----------------    ----------------

 Net loss                                             $         (0.00)    $         (0.00)    $         (0.18)
                                                      ================    ================    ================

Weighted average shares outstanding used to
   compute basic and diluted loss per share                70,371,770          69,895,580          66,927,991
                                                      ================    ================    ================


                                   UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)       September 27, 1994
                                                     Three Months Ended  Three Months Ended  (Date Of Inception)
                                                        March 31, 2003     March 31, 2002     to March 31, 2003
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $       (88,741)    $       (69,862)    $   (12,239,062)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                 5,885               7,385             317,266
    Loss on disposal of property
     and equipment                                                  -                   -              12,893
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating liabilities:
    Accounts payable                                            4,151              30,458             629,105
    Accrued expenses                                           38,908               2,146           1,423,138
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          48,944              39,989           7,782,425
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                       (39,797)            (29,873)         (4,456,637)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -                   -          (2,210,464)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -                   -          (2,300,480)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                       41,720              34,543           2,800,814
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                      (1,903)             (4,833)            (80,590)
  Proceeds from sale of common stock
   and exercise of stock options                                    -                   -           2,619,563
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  39,817              29,710           6,757,189
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                                20                (163)                 72

Cash - beginning of period                                         52                 235                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $            72     $            72     $            72
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         2,097     $         4,623     $       143,912


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder exercised 476,190 options to purchase stock, during the period ended March 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

                                 UNITREND, INC.
                          (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2003
                And For the Year Ended December 31, 2002 and 2001
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2000       69,895,580   3,557,503   8,023,695   (10,667,395)     913,803

Net loss - 2001                 -           -          -      (431,989)      (431,989)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2001       69,895,580  $3,557,503  $8,023,695  $(11,099,384)  $  481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -              -     238,095

Net loss - 2002                  -           -           -    (1,050,937)  (1,050,937)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

                        ==========  ==========  ==========  =============  ===========

Net loss for the
  period ended March
  31, 2003                       -           -           -       (88,741)     (88,741)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
MARCH 31, 2003          70,371,770  $3,795,598  $8,023,695  $(12,239,062)  $ (419,769)

                        ==========  ==========  ==========  =============  ===========



                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED MARCH 31, 2003
                NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION
The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2003. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures, power supplies and related products for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of its products. To date, the Company has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. We also have five registered trademarks and service marks. As of March 31, 2003, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $12,239,000.

On April 16, 1998, the Company formed Osborne Manufacturing, Inc. (OMI) to produce the Company's products. In 2002, OMI was dissolved because management now believes that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. NPI is a joint venture between General Electric (GE) and Fitch, Inc. NPI along with Fitch will complete product development, obtain agency approvals, engage in product positioning and manufacturing development.

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

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of March 31, 2003 and December 31, 2002, the outstanding balance of the note Payable to the President/majority stockholder was $140,867 and $99,145, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement Number 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. Management believes that the Statement will not have any impact since the Company has not entered into any derivative contracts at the present time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2003 COMPARED TO FIRST THREE MONTHS OF 2002

The Company did not have revenues during the three months ended March 31, 2003 nor during the three months ended March 31, 2002. We expect to begin producing and selling the Cablety in the second quarter 2003 and the Stable power supply and VersaCase later in 2003.

We had an operating loss of $82,434 during the three months ended March 31, 2003 as compared to an operating loss of $62,993 during the three months ended March 31, 2002, an increase of 31%. As discussed below, this operating loss increased primarily because of research and development expenses.

The Company had $24,000 in research and development expenses during the three months ended March 31, 2003 as compared to zero for the three months ended March 31, 2002. We believe that research and development expenses will increase as we go forward due to the contract entered into with New Product Innovations, Inc.
(NPI) to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we prepare for the final product development and production of the Cablety, our first product due to reach the market, in the second quarter of 2003.


Selling, general and administrative expenses decreased to $58,434 during the three months ended March 31, 2003 as compared to $62,993 during the three months ended March 31, 2002, a decrease of 7%. We had an increase of approximately $40,100 in payroll expense as compared to the same time period in 2002. The decrease in selling, general and administrative expenses was due primarily to a decrease in professional fees and consulting expense of approximately $28,500 during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Other significant decreases in insurance expense, contract labor costs and telephone expense were approximately $2,500, $2,400 and $2,300, respectively.

There were no stock options granted to non-employees during the three months ended March 31, 2003 or during the three months ended March 31, 2002.

Accounts payable increased to $629,105 for the three months ended March 31, 2003 compared to $624,954 at years end December 31, 2002. Accrued payroll and related taxes increased to $1,022,951 at March 31, 2002 as compared to $982,808 as years end December 31, 2002 respectively. The Company notified its employees on January 1, 2001 that due to its financial condition, payment of wages would cease for an undetermined amount of time. In 2002, the Company decided that payroll would resume. Our interest expense for the three months ended March 31, 2003 was $6,307 as compared to $6,869 from the same time period last year. This expense was fairly consistent with the previous time period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of March 31, 2003, the Company's cash totaled $72. Loans from Mr. Jelinger during the three months ended March 31, 2003 totaled $41,720. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash for the three months ended March 31, 2003 included $39,797 for the Company's operations and working capital requirements.

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

None

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


                             UNITREND, INC.

Dated:  May 12, 2003    By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President