Form 10QSB/A
period 2003-03-31
UNITREND INC
filed 2003-05-12
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

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


                             UNITREND, INC. AND SUBSIDIARY
                                      FORM 10-QSB/A
                              QUARTER ENDED MARCH 31, 2003

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


This quarterly report on Form 10-QSB/A is for the three months ended March 31, 2003. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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

                        ==========  ==========  ==========  =============  ===========



                                   UNITREND, INC.
                                   FORM 10-QSB/A
                           QUARTER ENDED MARCH 31, 2003
                NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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