Form 10QSB
period 2003-06-30
UNITREND INC
filed 2003-08-14
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended June 30, 2003


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

Number of shares of registrant's common stock outstanding as of June 30, 2003:
70,371,770


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED JUNE 30, 2003

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at June 30, 2003
          And December 31, 2002...........................................     3

          Condensed Statements of Operations for the three and six months ended  June 30, 2003, 2002  and for the  period from  September
          27, 1994 (date of inception) to June 30, 2003...................     4

          Condensed  Statements  of Cash  Flows for the six months  ended
          June  30,  2003,  2002  and  for  the period from September 27,
          1994 (date of inception) to June 30, 2003.......................     5

          Consolidated  Statements  of  Stockholders'  Equity for the six
          months    ended   June  30,  2003  and  for  the  years   ended
          December 31, 2002 and 2001......................................     6

          Notes to Condensed Consolidated Financial Statements............   7-8

Item 2.   Management's  Discussion  and  Analysis  of Financial Condition
          and Results of Operations.......................................  8-11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    11


Item 2.   Changes In Securities And Use Of Proceeds.......................    11

Item 3.   Defaults Upon Senior Securities.................................    11


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    11

Item 5.   Other Information...............................................    11

Item 6.   Exhibit.........................................................    11

          Signatures......................................................    11


This quarterly report on Form 10-QSB is for the three and six months ended June 30, 2003. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                               UNITREND, INC.
                         (A Development Stage Company)
                               BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                       June 30, 2003      December 31,2002
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $           141     $            52
                                                      ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,266              65,266
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,469,429           1,469,429
                                                      ----------------    ----------------
                                                            2,167,059           2,167,059
  Less accumulated depreciation                              (284,093)           (273,925)
                                                      ----------------    ----------------
    Net property and equipment                              1,882,966           1,893,134
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            23,885              24,942
  Loan costs, net of accumulated amortization                       -                 545
                                                      ----------------    ----------------
    Total other assets                                         23,885              25,487
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,906,992     $     1,918,673
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       632,378     $       624,954
  Current portion of note payable                             200,188             211,313
  Accrued expenses                                          1,398,567           1,314,288
                                                      ----------------    ----------------
    Total current liabilities                               2,231,133           2,150,555
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                               179,217              99,145
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,795,598           3,795,598
  Additional paid-in capital                                8,023,695           8,023,695
  Deficit accumulated in the development stage
                                                          (12,322,651)        (12,150,321)
                                                      ----------------    ----------------

    Total stockholders' equity                               (503,358)           (331,028)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,906,992     $     1,918,673
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                               (unaudited)
                                (unaudited)        (unaudited)         (unaudited)        (unaudited)    September  27, 1994
                            Three Months Ended Three Months Ended   Six Months Ended   Six Months Ended  (Date of Inception)
                                June 30, 2003      June 30, 2002      June 30, 2003      June 30, 2002    to June 30, 2003
                              ----------------   ----------------   ----------------   ----------------   ----------------
Sales                         $             -    $             -    $             -    $             -    $           603

Research and development
  expenses                                  -                  -            (24,000)                 -           (553,943)
Selling, general and
  administrative expenses             (71,234)           (38,113)          (129,668)          (101,105)       (11,442,937)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Operating loss                        (71,234)           (38,113)          (153,668)          (101,105)       (11,996,277)

Interest income                             -                  -                  -                  -              1,546

Interest expense                      (12,355)            (3,897)           (18,662)           (10,767)          (303,952)
                              ----------------   ----------------   ----------------   ----------------   ----------------
Net loss before cumulative
  effect of change in
  accounting principle                (83,589)           (42,010)          (172,330)          (111,872)       (12,298,683)

Cumulative effect of
  change in accounting
  principle                                 -                  -                  -                  -            (23,968)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Net loss                      $       (83,589)   $       (42,010)   $      (172,330)   $      (111,872)   $   (12,322,651)
                              ================   ================   ================   ================   ================

Basic and diluted loss
  per share:

Before cumulative effect
  of change in accounting
  principle                   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.18)

Cumulative effect of change
  in accounting principle                   -                  -                  -                  -                  -
                              ----------------   ----------------   ----------------   ----------------   ----------------


 Net loss                     $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.18)
                              ================   ================   ================   ================   ================

Weighted average shares
  outstanding used to compute
  basic and diluted loss per
  share                            70,371,770         70,371,770         70,371,770         70,371,770         66,927,991
                              ================   ================   ================   ================   ================


                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)      September 27, 1994
                                                      Six Months Ended    Six Months Ended   (Date Of Inception)
                                                        June 30, 2003       June 30, 2002     to June 30, 2003
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (172,330)    $      (111,872)    $   (12,322,651)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                11,770              14,524             323,151
    Loss on disposal of property
     and equipment                                                  -                   -              12,893
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating liabilities:
    Accounts payable                                            7,424              51,863             632,378
    Accrued expenses                                           84,279               2,883           1,468,509
                                                      ----------------    ----------------    ----------------
    Total adjustments                                         103,473              69,270           7,836,954
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                       (68,857)            (42,602)         (4,485,697)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -                   -          (2,210,464)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -                   -          (2,300,480)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                       80,071              50,475           2,839,165
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                     (11,125)             (8,055)            (89,812)
  Proceeds from sale of common stock
   and exercise of stock options                                    -                   -           2,619,563
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  68,946              42,420           6,786,318
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                                89                (182)                141

Cash - beginning of period                                         52                 235                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $           141     $            53     $           141
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         2,875     $         7,883     $       144,690


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder exercised 476,190 options to purchase stock, during the period ended March 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

                                 UNITREND, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Six Months Ended June 30, 2003
               And For the Years Ended December 31, 2002 and 2001
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2000       69,895,580   3,557,503   8,023,695   (10,667,395)     913,803

Net loss - 2001                 -           -          -      (431,989)      (431,989)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2001       69,895,580   3,557,503   8,023,695   (11,099,384)     481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -             -      238,095

Net loss - 2002                  -           -           -      (111,872)    (111,872)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

Net loss for the
  period ended
  June 30, 2003                  -           -           -      (172,330)    (172,330)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
  JUNE 30, 2003         70,371,770  $3,795,598  $8,023,695  $(12,322,651)  $ (503,358)
                        ==========  ==========  ==========  =============  ===========




                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED JUNE 30, 2003
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 2003. The results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures, power supplies and related products for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of its products. To date, the Company has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally Accepted Accounting Principles do not allow us to record this valuation on the balance sheets, we can only account for the direct costs involved in obtaining a patent. We also have six registered trademarks and service marks. As of June 30, 2003, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures, power supplies and wire management systems that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $12,323,000.

On April 16, 1998, the Company formed Osborne Manufacturing, Inc. (OMI) to produce the Company's products. In 2002, OMI was dissolved because management determined that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. NPI is a joint venture between General Electric (GE) and Fitch, Inc. NPI along with Fitch will complete product development, obtain agency approvals, engage in product positioning and manufacturing development.

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

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of June 30, 2003 and December 31, 2002, the outstanding balances of the note payable to the President/majority stockholder were $179,217 and $99,145, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENT

In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on their variable interests. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. Generally, FIN 46 would require that the assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is determined to be the primary beneficiary. The Interpretation is effective immediately for VIEs created after January 31, 2003 and in the first interim period beginning after June 15, 2003 for VIEs created prior to February 1, 2003. The Company is currently determining the impact of FIN 46 and expects the adoption to have little or no impact on the Company's financial position or results of operation.

In May 2003, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as either equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have material impact on our financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SECOND QUARTER OF 2003 COMPARED TO SECOND QUARTER
OF 2002

The  Company  did  not  have  revenues during the quarter ended June 30, 2003 or
during  the  quarter  ended  June 30, 2002.   We expect to  begin  producing and
selling  the Cablety wire  management system in the third  quarter 2003.

We had an operating loss of $71,234 during the quarter ended June 30, 2003 as compared to an operating loss of $38,113 during the quarter ended June 30,
2002, an increase of 87%. As discussed below, the operating loss increased primarily because of an increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased to $71,234 during the quarter ended June 30, 2003 as compared to $38,113 for the quarter ended June 30, 2002, an increase of 87%. This change was due primarily to an increase in payroll expense of approximately $44,800 during the quarter ended June 30, 2003 as compared to the same time period in 2002. The Company did not incur any other significant increases during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Decreases in insurance expense and telephone expense were approximately $3,700 and $1,200, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash.

There were no stock options granted to non-employees during the three months ended June 30, 2003 or during the three months ended June 30, 2002.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2003 COMPARED TO FIRST SIX MONTHS OF 2002

The Company did not have revenues during the six months ended June 30, 2003 or during the six months ended June 30, 2002. We expect to begin producing and selling the Cablety wire management system in the third quarter 2003.

We had an operating loss of $153,668 during the six months ended June 30, 2003 as compared to an operating loss of $101,105 during the six months ended June 30, 2002, an increase of 52%. As discussed below, this change is due to an increase in selling, general and administrative expenses and research and development expenses.

The Company had $24,000 in research and development expenses during the six months ended June 30, 2003 as compared to zero for the six months ended June 30, 2002. We believe that research and development expenses will increase as we go forward due to the contract entered into with New Product Innovations, Inc.
(NPI) to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we prepare for the final product development and production of the Cablety, our first product due to reach the market in the third quarter of 2003.

Selling, general and administrative expenses increased to $129,668 during the six months ended June 30, 2003 as compared to $101,105 during the six months ended June 30, 2002, an increase of 28%. This change was due primarily to an increase in payroll expense of approximately $84,900 during the six months ended June 30, 2003 as compared to the same time period in 2002. The Company did not incur any other significant increases during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Significant decreases in professional fees, insurance expense, and telephone expense were approximately $14,400, $6,100 and $2,500, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash.

There were no stock options granted to non-employees during the six months ended June 30, 2003 or during the six months ended June 30, 2002.

Accrued payroll and related taxes increased to $1,067,738 at June 30, 2003 as compared to $982,808 at years end December 31, 2002 respectively. The Company notified its employees on January 1, 2001 that due to its financial condition, payroll would cease for an undetermined amount of time. In 2002, the Company decided that payroll would resume. Our interest expense for the six months ended June 30, 2003 was $18,662 as compared to $10,767 from the same time period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of June 30, 2003, the Company's cash totaled $141. Loans from Mr. Jelinger during the six months ended June 30, 2003 totaled $80,071. Accounts payable increased to $632,378 for the six months ended June 30, 2003 compared to $624,954 at years end December 31, 2002.

For the six months ended June 30, 2003, primary uses of cash for the Company's operations and working capital requirements totaled $68,857.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the company to commence manufacturing of its VersaCase product. Ultimately, the company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the company plans to raise sufficient funds through the advancement of monies by its founder. While funds advanced and raised from the founder may enable the company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

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


                             UNITREND, INC.

Dated:  August 13, 2002 By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President