Form 10QSB
period 2003-09-30
UNITREND INC
filed 2003-11-10
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                    FORM 10-QSB
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended September 30, 2003

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


            Number of shares of registrant's common stock outstanding
                      as of September 30, 2003:  70,371,770


                                    UNITREND, INC.
                                     FORM 10-QSB
                          QUARTER ENDED SEPTEMBER 30, 2003

                                Table of Contents

PART I    FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Financial Statements

          Condensed  Balance Sheets at September 30, 2003 and December 31,
          2002............................................................    3

          Condensed Statements of Operations for the three and nine months ended September 30, 2003, 2002 and for the period from September
          27, 1994 (date of inception) to September 30, 2003..............    4

          Condensed Statements of Cash Flows for the nine months ended September 30, 2003, 2002 and for the period from September 27,
          1994 (date of inception) to September 30, 2003..................    5

          Statements of Stockholders' Equity for the nine months ended September 30, 2003 and for the years ended December 31, 2002,
          2001, and 2000..................................................    6

          Notes to Condensed Financial Statements.........................  7-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................  8-10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   10

Item 2.   Changes In Securities And Use Of Proceeds.......................   11

Item 3.   Defaults Upon Senior Securities.................................   11

Item 4.   Submission Of Matters To A Vote Of Security Holders.............   11

Item 5.   Other Information...............................................   11

Item 6.   Exhibit.........................................................   11

          Signatures......................................................   11


This quarterly report on Form 10-QSB is for the three and nine months ended September 30, 2003. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission
(SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by
referring  you  directly  to  those   documents.  Information  incorporated  by
reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                               UNITREND, INC.
                         (A Development Stage Company)
                               BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                     September 30, 2003         2002
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $           646     $            52
                                                      ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,266              65,266
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,500,985           1,469,429
                                                      ----------------    ----------------
                                                            2,198,616           2,167,059
  Less accumulated depreciation                              (289,177)           (273,925)
                                                      ----------------    ----------------
    Net property and equipment                              1,909,439           1,893,134
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            23,356              24,942
  Loan costs, net of accumulated amortization                       -                 545
                                                      ----------------    ----------------
    Total other assets                                         23,356              25,487
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,933,441     $     1,918,673
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       646,260     $       624,954
  Current portion of note payable                             190,163             211,313
  Accrued expenses                                          1,408,728           1,314,288
                                                      ----------------    ----------------
    Total current liabilities                               2,245,152           2,150,555
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                               297,723              99,145
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,795,598           3,795,598
  Additional paid-in capital                                8,023,695           8,023,695
  Deficit accumulated in the development stage
                                                          (12,428,727)        (12,150,321)
                                                      ----------------    ----------------

    Total stockholders' equity                               (609,434)           (331,028)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,933,441     $     1,918,673
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS

                                                                                                            (unaudited)
                                (unaudited)        (unaudited)         (unaudited)        (unaudited)    September  27, 1994
                            Three Months Ended Three Months Ended  Nine Months Ended  Nine Months Ended  (Date of Inception)
                                Sept 30, 2003     Sept 30, 2002      Sept 30, 2003      Sept 30, 2002     to Sept 30, 2003
                              ----------------   ----------------   ----------------   ----------------   ----------------
Sales                         $             -    $             -    $             -    $             -    $           603

Research and development
  expenses                            (12,258)                  -           (36,258)                 -           (566,201)
Selling, general and
  administrative expenses             (83,540)           (50,800)          (213,208)          (151,905)       (11,526,477)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Operating loss                        (95,798)           (50,800)          (249,466)          (151,905)       (12,092,075)

Interest income                             -                  -                  -                  -              1,546

Interest expense                      (10,278)            (7,593)           (28,940)           (18,360)          (314,230)
                              ----------------   ----------------   ----------------   ----------------   ----------------
Net loss before cumulative
  effect of change in
  accounting principle               (106,076)           (58,393)          (278,406)          (170,265)       (12,404,759)

Cumulative effect of
  change in accounting
  principle                                 -                  -                  -                  -            (23,968)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Net loss                      $      (106,076)   $       (58,393)   $      (278,406)   $      (170,265)   $   (12,428,727)
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
                              ================   ================   ================   ================   ================

Weighted average shares
  outstanding used to compute
  basic and diluted loss per
  share                            70,371,770         70,371,770         70,371,770         70,333,396         67,926,782
                              ================   ================   ================   ================   ================


                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)      September 27, 1994
                                                      Nine Months Ended   Nine Months Ended  (Date Of Inception)
                                                        Sept 30, 2003       Sept 30, 2002     to Sept 30, 2003
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (278,406)    $      (170,265)    $   (12,428,727)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                17,383              21,618             328,764
    Loss on disposal of property
     and equipment                                                  -                   -              12,893
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating liabilities:
    Accounts payable                                           21,306              80,747             646,260
    Accrued expenses                                           94,440               7,437           1,478,670
                                                      ----------------    ----------------    ----------------
    Total adjustments                                         133,129             109,802           7,866,610
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                      (145,277)            (60,463)         (4,562,117)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                          (31,556)                  -          (2,242,020)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                       (31,556)                  -          (2,332,036)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                      198,577              71,538           2,957,671
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                     (21,150)            (11,277)            (99,837)
  Proceeds from sale of common stock
   and exercise of stock options                                    -                   -           2,619,563
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                 177,427              60,261           6,894,799
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                               594                (202)                646

Cash - beginning of period                                         52                 235                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $           646     $            33     $           646
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $        16,975     $        10,922     $       158,790


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder exercised 476,190 options to purchase stock, during the period ended March 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

                                 UNITREND, INC.
                          (A Development Stage Company)

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Nine Months Ended September 30, 2003
               And For the Years Ended December 31, 2002, 2001 and 2000
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2000       69,895,580   3,557,503   8,023,695   (10,667,395)     913,803

Net loss - 2001                 -           -          -      (431,989)      (431,989)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2001       69,895,580   3,557,503   8,023,695   (11,099,384)     481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095          -              -      238,095

Net loss - 2002                 -           -           -       (111,872)    (111,872)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

Net loss for the
  period ended
  September 30, 2003             -           -           -      (278,406)    (278,406)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
SEPTEMBER 30, 2003      70,371,770  $3,795,598  $8,023,695  $(12,428,727)  $ (609,434)

                        ==========  ==========  ==========  =============  ===========




                                 UNITREND, INC.
                                  FORM 10-QSB
                         QUARTER ENDED SEPTEMBER 30, 2003
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 2003. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures, power supplies and related products for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the company personnel have concentrated on the development of its products. To date, the Company has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow us to record this valuation on the balance sheets, we can only account for the direct costs involved in obtaining a patent. We also have six registered trademarks and service marks. As of September 30, 2003, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures, power supplies and wire management systems that will ultimately be sold, which has resulted in an accumulated deficit in the development stage of approximately $12,429,000.

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

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, which accrue interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of September 30, 2003 and December 31, 2002, the outstanding balances of the notes payable to the President/majority stockholder were $297,723 and $99,145, respectively. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as an addition to contributed capital.

NEW ACCOUNTING PRONOUNCEMENT

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THIRD QUARTER OF 2003 COMPARED TO THIRD QUARTER OF 2002

The Company did not have revenues during the quarter ended September 30, 2003 or during the quarter ended September 30, 2002. In the fourth quarter 2003, we have begun to produce and sell the Cablety wire management system and anticipate not being classified as a development stage enterprise.

We had an operating loss of $95,798 during the quarter ended September 30, 2003 as compared to an operating loss of $50,800 during the quarter ended September 30, 2002, an increase of 89%. As discussed below, the operating loss grew due to increases in research and development expenses and selling, general and administrative expenses.

The Company had $12,258 in research and development expenses during the three months ended September 30, 2003 as compared to zero for the three months ended September 30, 2002. We believe that research and development expenses will increase as we go forward due to a contract entered into with NPI to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we produce the Cablety, our first product that has now been made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply and VersaCase.

There was an increase of $31,556 spent on tooling in the three months ended September 30, 2003 as compared to zero spent in the three months ended September 30, 2002. The increase is due to the launch of the primary tool used for the production of the Cablety wire management system. We anticipate that there will be an increase in tooling costs as we move forward with the production phase of our products.

Selling, general and administrative expenses increased to $83,540 during the quarter ended September 30, 2003 as compared to $50,800 for the quarter ended September 30, 2002, an increase of 64%. This change was due primarily to an increase in payroll expense and professional fees of approximately $45,500 and $12,800 incurred during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The Company did not incur any other significant increases during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The Company experienced decreases in consulting expense and telephone expense that were approximately $25,000 and $880, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash.

During the quarters ended September 30, 2003 and September 30, 2002 there were no stock options granted under our 1999 Stock Option Plan.

RESULTS OF OPERATIONS FIRST NINE MONTHS OF 2003 COMPARED TO FIRST NINE MONTHS OF 2002

The Company did not have revenues during the nine months ended September 30, 2003 or during the nine months ended September 30, 2002. In the fourth quarter 2003, we have begun to produce and sell the Cablety wire management system and anticipate not being classified as a development stage enterprise.

We had an operating loss of $249,466 during the nine months ended September 30, 2003 as compared to an operating loss of $151,905 during the nine months ended September 30, 2002, an increase of 64%. As discussed below, this operating loss increased due to increases in research and development expenses and selling, general and administrative expenses.

The Company had $36,258 in research and development expenses during the nine months ended September 30, 2003 as compared to zero for the nine months ended September 30, 2002. We believe that research and development expenses will increase as we go forward due to the contract entered into with NPI to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we produce the Cablety, our first product that has now been made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply and VersaCase.

There was an increase of $31,556 spent on tooling in the nine months ended September 30, 2003 as compared to zero spent in the nine months ended September 30, 2002. The increase is due to the launch of the primary tool used for the production of the Cablety wire management system. We anticipate that there will be an increase in tooling costs as we move forward with the production phase of our products.

Selling, general and administrative expenses increased to $213,208 during the nine months ended September 30, 2003 as compared to $151,905 during the nine months ended September 30, 2002, an increase of 40%. This change was due primarily to an increase in payroll expense of approximately $130,400 during the nine months ended September 30, 2003 as compared to the same time period in 2002. The Company did not incur any other significant increases during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Significant decreases in consulting expense, insurance expense, telephone expense and contract labor were approximately $40,000, $4,900, $3,400 and $2,200, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash.

There were no stock options granted to non-employees during the nine months ended September 30, 2003 or during the nine months ended September 30, 2002 under our 1999 Stock Option Plan.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of September 30, 2003, the Company's cash totaled $646. Loans from the Mr. Jelinger during the nine months ended September 30, 2003 totaled $198,577. Accounts payable increased to $646,260 for the nine months ended September 30, 2003 compared to $624,954 at year end December 31, 2002.

Primary uses of cash for the nine months ended September 30, 2003 included $145,277 for the Company's operations and working capital requirements. For the nine months ended September 30, 2003, primary uses of cash for the Company's investing requirements totaled $31,556 due to the purchase of the tool used in the production of the Cablety wire management system.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the company to commence manufacturing of its products. Ultimately, the company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the company plans to raise sufficient funds through the advancement of monies by its founder. While funds advanced and raised from the founder may enable the company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, the Company may seek investments from outside sources during the next 24 months. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.


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


                             UNITREND, INC.

Dated: November 10, 2003 By:  /S/ CONRAD A.H. JELINGER
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim Chief Financial Officer
                             and President