Form 10KSB
period 2003-12-31
UNITREND INC
filed 2004-03-30
CIK 1035066

U.S. Securities and Exchange Commission
                          Washington D.C.  20549


                                Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $ 118,095,880 as of March 29, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 29, 2004:              Common Stock:               70,390,770


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


                                  PART I

Item 1.   Description of Business

Unitrend, Inc. (the "Company") is a development stage company founded as an Ohio Corporation in 1996 by Conrad A.H. Jelinger. The Company was reincorporated in Nevada in July, 1999. The Company focuses on the computer enclosure and power supply industry. The Company released the Cablety(R) wire management system in the fourth quarter 2003 and plans to follow with the VersaCase(R) computer enclosure and Stable(R) power supply in 2004.

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

We utilize proprietary and patented technology to design, develop, manufacture, and market our products. The patented Cablety is a wire management system that routes and supports internal wires and ribbon cable in a vertical position which allows warm air to rise to the top of the enclosure where it is swept away and vented out of the case. This results in a cooler and cleaner operating environment inside the computer. VersaCase is a computer enclosure that allows a user or technician to rapidly access all internal components of a computer. This architecture dramatically reduces downtime for maintenance, and allows quick upgrading of a single component (such as the computer's central processing unit) without having to replace or tear down and rebuild the entire computer. We have also patented the Stable power supply unit that greatly enhances the energy performance and cooling operations inside a computer case. These products save substantial time and financial resources for both users and technical support staff. As of the date of this filing, we have commenced sales of the Cablety, although sales have been modest, we expect them to increase later in 2004. We have not had any sales of the VersaCase computer enclosure or Stable power supply.

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

The Cablety, VersaCase and Stable power supply, will be marketed and sold through direct and indirect channels. After introducing the product to North America, we will expand to Europe, Asia/Pacific, and Latin America, although not necessarily in that order. The unique total modularity of VersaCase and related products enables the end-user to save considerable time and money, whether the product is utilized as a personal computer (PC) or as a server in a network of computers. Due to the mission-critical nature of computer network activities, our primary marketing efforts for the VersaCase are directed at server applications. We will also market to high-end PC users concerned with complex, high quality computer systems, and expect these users to be strong early adopters of the VersaCase technology.

Unitrend's corporate headquarters is in Toledo, Ohio. The company currently employs three people, and expects to grow to approximately six people by late 2004.

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

Currently, we have seven United States patents issued and three United States patent applications pending. We also have six registered trademarks and service marks. There can be no assurance that any new patents will be issued, that we will continue to develop proprietary products or technologies that are able to be patented, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our business and operating results.

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

INDUSTRY

The PC market is defined as shipments of desktops, portables and Intel-based servers priced under $25,000. After experiencing a decrease in 2001, the PC market picked up slightly in 2002 and continued this trend in 2003. About 152.6 million units were shipped in 2003, an 11.4 percent increase over the previous year, according to figures released by International Data Corporation (IDC). Gartner Inc., which uses slightly different measurement methods, calculated that 168.9 million units were shipped in 2003, a 10.9 percent increase over 2002. Domestic PC shipments totaled 57.7 million in 2003, a 12.4 percent increase from 2002 (tallahassee.com 1/15/04).

IDC expects an 11.4 percent increase in worldwide PC sales in 2004 over 2003. Manufacturers are expected to ship 44 million units in the first quarter 2004 according to Gartner Group (TechWeb 2/13/04). Even though sales have increased, the company believes that worldwide PC sales will continue to increase in the coming years because of the replacement of outdated units. In 2004, pre-Year 2000 machines will come to the end of their life cycles. This replacement cycle appears to be under way. We believe that this will be the major reason for upgrading and/or replacing existing PCs, not technology innovations. Although these old PCs would normally have been replaced by now, economic uncertainty may have delayed new purchases. Simon Yates of research firm Forrester states, "helping to create strong PC demand is the fact that many businesses stretched their PC refresh cycles much longer than is really healthy and have gone beyond the existing warranties on this equipment, and Microsoft has finally killed off support for some of their older operating systems"
(newsfactor.com 12/12/03). In the fourth quarter of 2002 these replacements began to occur with PC shipments to U.S. businesses with more than 500 employees per site growing by 13.9 percent from the fourth quarter of 2001 according to Dataquest. Dataquest also reports that in the same time period PC shipments to business with fewer than 500 employees per site increased by 5.4 percent over the same period in the previous year. Worldwide growth in commercial shipments is expected to reach 12.6 percent in 2004, IDC says (PCworld.com 12/12/03). Enterprises will continue to prioritize cost savings through optimization and extension of technology and solution investments that will make this a perfect environment for the introduction of the VersaCase and related products. Our product line will help reduce the costs associated with maintaining outdated machines.

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

Major assemblers such as Apple, Dell, Gateway, and Compaq (HP) build units that support only their proprietary components. If one of these parts should fail, the only option is to replace it with the same part from the same company. While this provides additional revenue for the PC producer, the consumer suffers in significant ways. Consumers are locked into the price, availability, and delivery time dictated by the PC producer, which can add to downtime and cost of maintenance.

Accessibility. In order to simplify the repair and upgrade of computers, the industry is beginning to create hardware that is easily accessible. Historically, the design of computer enclosures has severely limited one's ability to service both critical and ordinary problems with a PC. Rapid access is especially important in mission-critical applications where a technician must make a prompt intervention to save the computer network from crashing. Some industry leaders have moved toward tool-less cases that can be opened by pressing tabs to lift the top panel. Apple introduced the G-3 model highlighting the ease of access to the "guts" through a drop-down side panel. Gateway and Dell have introduced models that move in this direction. These models are tower units that will most likely be used in desktop applications as opposed to the VersaCase that will be initially targeted to server applications.

Continuous Need to Upgrade. Both hardware and software components are updated at an astounding pace. Moore's Law states that processing power doubles roughly every 18 to 24 months. The rapid release of 12 Intel micro processing chips from the 8080 through the Pentium Xeon over the last 25 years shows that Moore's observation is still remarkably accurate, while also demonstrating technology's rushing rate of change. A steady stream of software upgrades takes advantage of this additional processing power to create more powerful, intuitive, and stable software. We become increasingly dependent on the software, and thus the software upgrades, which in turn require upgrading the computer's memory, storage, or processing capabilities. There are many additional expenses associated with PC ownership, not just the base sticker price. A mid-range PC, featuring all the bells and whistles for a mere US$1,200, might have a price tag of $4-6,000 - or more. The average annual cost of a PC for an enterprise could be as low as $2-4,000 or as high as $13,000, IDC analyst Roger Kay told NewsFactor. 80 percent of what a PC costs over its life goes largely for support, including the labor costs for repairs. (newsfactor network 12/1/03).

Scalability. The ability to change internal components is essential for extending the investment in computer technology. There has been little change in recent years, but in 2004 the desktop PC will be undergo a transformation. A series of developments are combining to bring about the changes, with most of them centered on the new Balanced Technology Extended
(BTX) interface. The BTX interface specification provides a flexible standards-based form factor foundation that supports the implementation of new desktop technologies, including PCI Express and Serial ATA (TechWeb 1/23/04).

Thermal Stability. The ability to maintain a proper cooling environment within the computer system reduces heat induced failures. Heat is an enemy because it causes components to expand or respond differently to electricity. Restricted airflow in the case is often the crux of case temperature problems. Ribbon cables and power connectors can create a barrier in the case (TechRepublic 8/12/03). Restricted airflow allows for dust to settle on the equipment causing an "insulating blanket" on heat emitting devices such as a processing chip.

UNITREND SOLUTION

We believe Unitrend is well positioned to offer solutions to many of the issues listed above. Cablety, VersaCase and Stable power supply were designed with these factors in mind, resulting in a products that address these five areas: true open architecture; complete accessibility; rapid upgrade and maintenance; creative scalability and thermal stability.

True Open Architecture. The VersaCase achieves true open architectural design by allowing the combination of various technologies and/or peripherals from different manufacturers. VersaCase accepts all industry standard components, such as motherboard configurations from Intel. Because the case design allows for the acceptance of any non-proprietary part, the consumer will not be restricted to using proprietary components. This significantly enhances the computer's value by allowing the owner to choose the best component for each repair, upgrade and/or life cycle rotation.

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

Rapid Upgrade and Maintenance. The drawer-like design of the VersaCase not only allows full access to all the internal components, it dramatically reduces the time required to get to any given component. The time it takes to perform upgrades and repairs is increased when you add the cost of the person's time performing the task to the lost productivity of the user while the system is down.

The Stable power supply is a two stage modular design that allows the user to rapidly remove the unit by simply lifting it out of its base for repairs, maintenance or upgrades. If a fan should need replaced, one would just need to remove the bad fan by popping it off the power supply unit and swapping in a new one. In effect, every minute saved by VersaCase and Stable power supply buys back two minutes of user and technical support time. The total cost of ownership for a computer built with VersaCase and Stable power supply is greatly reduced by allowing individual components to be upgraded. With other cases, many components such as back plane apertures cannot be changed and you are forced to discard the entire PC. You are forced to buy a whole new computer, leaving you with many perfectly good, but unusable, components. VersaCase allows you to merely upgrade the old component and continue on with using the rest.

Creative Scalability. The VersaCase provides unmatched flexibility. It can be used as a PC or a server. As a server, the unit can be used in a rack-mount application or as a standalone unit. Up to fifteen 3 1/2" drives can be mounted internally onto three independent universal mounting racks, or six 5 1/4" drives can be mounted onto two independent universal mounting racks. Removable drive bay panels allow for any combination of drive sizes to be installed, including new 2 1/2" disk drives that will be introduced to the market by the major drive manufacturers mid to late 2004. Due to the inter-changeability of the components, hundreds of configurations are possible.

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

COMPETITION

We compete in the wire management, computer enclosure and computer power supply markets. The first product that has been sold by the company is the Cablety (wire management device(s)), with initial sales focus on the computer original equipment manufactures (OEM). Within the wire management market we may encounter competition from domestic manufactures and distributors. To our knowledge, no competing company, such as ITW Fastex or Panduit, offers a product with all the benefits and features of the Cablety. The second product to be offered will be the Stable power supply, with initial sales focus on OEM and VAR (Value Added Resellers) sales. The computer power supply market is intensely competitive. Within the power supply market we will encounter competition from domestic manufactures and distributors. To our knowledge, no competing company, such as PC Power and Cooling or Antec, offers a product that delivers all the scalable and versatile technology nor the benefits and features of the Stable power supply. The third product to be sold will be the VersaCase computer enclosure, initially focusing on the high-end PC and entry-level server segments. The computer enclosure market is intensely competitive. Within the enclosure, power supply and wire management markets, we will encounter competition primarily from large domestic manufacturers and distributors such as, California P.C. Products, American Portwell and Antec. To our knowledge, no competing company offers an enclosure that contains all the features and benefits of the VersaCase.

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

The Cablety is a new concept in computer wire and cable management and as such we hope to set new industry standards with its introduction to the markets. Retail pricing on a Cablety kit has been established at $12.99. A kit includes three Cabletys, three base mounts, three mounting screws and three 3M adhesive pads. The Stable power supply is more expensive to purchase than traditional PC power supplies, with a retail price around $125 for the low wattage, entry level model. However as power output (in wattage) increases in medium to high-end models, Stable become very competitive in price and offers numerous features and benefits not offered by any competitor. The VersaCase is more expensive to purchase than traditional desktop computer enclosures, with a retail price around $250. This price is competitive when compared to higher-end rackmount server enclosures. We will compete in the computer enclosure market by demonstrating the value of the features and benefits of VersaCase. We separate ourselves from other companies now offering computer enclosures by focusing on common sense solutions. VersaCase is convertible technology. Accordingly, it may be used as a single unit, in multiple stacks, rack-mount configuration, or as a workstation. It can be used in a variety of applications including, but not limited to file servers, disk arrays, duplicators, and e-mail servers. Further, non-proprietary components can be used to configure a computer for a specific application, and possibly achieve lower operating costs.

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

Increasing Market Share. Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. The Cablety was introduced to the market in the fourth quarter of 2003 and we experienced modest sales. We anticipate sales to grow as we move forward into 2004. Once VersaCase is introduced, we expect that there will be significant interest across a number of market segments. The VersaCase is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

Acquiring Other Business Entities. In order to expand our technological and market capabilities, we may consider the pursuit of other companies. Such acquisitions may include core and non-core entities. A core entity may be a research and development group, and a non-core firm could be one that might enhance our production process.

Leveraging Strategic Relationships. We intend to leverage our relationship with companies that complement our mission. For instance, the uniqueness of Cablety, Stable and VersaCase technology will create opportunities for us to establish strong relationships with key distributors. These distributors will be able to offer their clients a product that is very competitive and distinctive. We have been approached by distributors to consider a channel relationship or exclusive position with them. While we must maintain a broader market focus, we may selectively enter into agreements that would enhance market credibility and penetration.

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

The Cablety wire management system is the first product we will be marketing. Unitrend has entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase, Stable and any future products developed by Unitrend. The Cablety will be marketed through various channels including, but not limited to, value added re-sellers (VARs), original equipment manufacturers
(OEMs) and Internet sales. VersaCase and Stable power supply will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. Lastly, we will also sell the VersaCase, Stable power supply and future products directly to end-users through our Internet site. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

In April 2004, Unitrend along with a representative from Titan Technologies will be participating in RetailVision Spring 2004. RetailVision Spring 2004 is a trade show that allows the manufacturer to sit face to face with potential retailers and distributors in the computer industry. To promote the sale of the Cablety and briefly touch on the VersaCase and Stable power supply, Unitrend has purchased two one half-hour round table sessions. Each session, the Company will be in front of eight to ten representatives that comprise approximately 90% of the computer industry's manufacturers and/or distributors. Following the group sessions, Unitrend will have the opportunity to sit one on one with each of the representatives that were in attendance at those sessions to address individual questions and/or concerns of Unitend and its products. Also during these meetings we will be discussing and/or negotiating their requirements, costs and deliveries of the Cablety.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.


PRODUCTS

The Cablety wire management system is the latest product from Unitrend and has been available since the fourth quarter 2003.

The Cablety features include:

      *  Made of "Static Resistant" GE Plastics(R).

      * Lifts internal cables and wires off the electronic system(s) board(s) and their microchips by holding them in a vertical and/or horizontal position. This allows heat that would otherwise be trapped in and around the computer's critical devices to escape and be vented out of the computer case.

      * Increased airflow allows for a proper cooling environment making the system more stable and reducing heat induced failures.

      * Wire management increases airflow thus reducing dust and dirt build-up.

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

      *  Available in three power sizes: 230 Watts, 300 Watts and 400
         Watts.

      * Optional battery pack option allows for repairs, maintenance, or upgrades with the power on.

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

      * Or twenty 2 1/2" drives can be mounted onto four independent universal mounting racks.

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

      * Optional 10, 12, or 16 slot back planes available for AT,ATX, BTX,Passive back plane and other designs.

      * Includes Stable Power Supply (when available) or allows the use of standard Slim power supplies mounted in either a horizontal or vertical position.

      * Rear mounted cable transom to facilitate moving wires when opening and closing chassis drawer.

      * Quick-release power supply base unit used to distribute power to electrical components which accepts optional battery pack for uninterrupted power in case of power supply failure.

      * Removable thread-mounted feet allow unit to be bolted down on or under table, desk, wall, rack, etc.

OPERATIONS

For the design and development of our products, we rely on our founder, Mr. Conrad Jelinger, our project coordinator, Mr. Jon Osborne, and New Product Innovations, Inc. (NPI). In addition, NPI and Mr. Osborne will select principal suppliers based on experience and pricing considerations.

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


RESEARCH AND DEVELOPMENT

Apart from tooling costs of $1,507,157, as of December 31, 2003, we have invested $566,515 in research and development. To date, our primary focus had been the development of the VersaCase. In January 2003, our focus shifted to the Cablety wire management system. The Cablety can be used in any standard computer as well as an accessory for the VersaCase. We began selling product in the fourth quarter 2003. We are continuing to develop accessories, like the Cablety, that will further enhance the VersaCase, and allow for further customization. It is our intent to continue to innovate by developing similar products that will enable a computer user to save time and money while upgrading and repairing his or her computer. Other product designs are also on the drawing board. There is no guarantee that any of these products will become viable revenue sources.

We believe timely introduction of new and enhanced products will be essential to maintaining a competitive edge. However, we make no representation or guarantee that we will be able to establish or maintain a competitive edge in the marketplace. Consequently, the human and financial commitment to research and development will increase proportionately to meet these demands.

At December 31, 2003, we had a total of three full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. We consider our employee relations to be good.

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

                                    PART II

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

OVERVIEW

We invent and market computer-related products designed to make technology simple, accessible and affordable through modularity. We have exclusive rights to patented and patent pending products and technology for certain computer-related products. Our Cablety wire management system was released to the marketplace fourth quarter 2003. The Stable power supply and VersaCase computer enclosure system will follow in 2004. Our VersaCase computer enclosure system allows users to quickly access computer components by incorporating a pull-drawer design of high modularity, thus reducing downtime and extending the service life of information technology.

We are a development stage company that commenced operations in April 1996 and has incurred significant losses since that date. In 1998, we acquired Server Systems Technology, Inc. (SSTI), a related Ohio corporation formed September 27, 1994. SSTI held the patent on technology crucial to the VersaCase line of products. We acquired SSTI in a stock-for-stock exchange. Also in 1998, we incorporated Osborne Manufacturing Inc. (OMI) as an Ohio Corporation to function as the business entity for a joint venture between our Company and one of our employees. In 2002 OMI was dissolved because management believed that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. To date, we have had minimal revenues from sales of our patented and patent pending products, but have relied on private financing and loans from our founder. Furthermore, we have not yet been profitable since our inception and expect to incur additional operating losses in 2004 as we ramp up for production and sales of our Cablety wire management system, Stable power supply and VersaCase computer enclosure. As of December 31, 2003, we had an accumulated deficit in the development stage of approximately $12,431,000. At December 31, 2003 we had available net operating loss carry forwards of approximately $7 million for federal income tax reporting purposes that begin to expire in 2011. Due to uncertainty as to the ability of the Company to be utilizing, the net operating loss has been fully reserved. To date our operations have consisted predominately of sales of the Cablety and incidental sales of computer components while we have principally concentrated on the progression of the VersaCase enclosure and related products. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses through 2004. Expenses incurred have been primarily for development of the Cablety wire management system, Stable power supply and VersaCase enclosure system, tooling and administrative support. We expect to incur significant engineering, pre-production, sales, general and administrative expenses, and as a result, we will need to generate significant revenue to achieve profitability. Additionally, our lack of operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters. Although our core management team has worked together for several years, none of the present members of management has extensive experience in managing a large public business in the computer industry. We intend to hire accomplished individuals in the industry to supplement our current management team. However, we cannot assure that we will be able to attract and retain such persons.

The Company has conducted extensive research and development activities since its inception at a variety of levels. Such activities have primarily focused on market research, marketing, sales and distribution, current technologies, emerging technologies, manufacturing, tool production and analysis, engineering (structural, mechanical, and electronic/electrical) and product development. The Company has engaged various consultants to assist in some of these matters. The Company initially had a two to three year time line for developing and placing its initial products into the market. However early in 1998, toward the end of the initial product development cycle, the computer industry announced sweeping changes to its 20-year old standard in internal design layouts. These changes caused the computer industry to adopt a new standard. Substantial changes in the future are not to be expected for at least ten years, but this is not a certainty. These changes caused the Company to redesign its products prior to commencement of the development of tooling and dies. The changes caused delays and deviations from the initial timeline. An additional delay was caused by the Company's underestimation of the complications involved in developing the tools and dies necessary to produce the Company's products (up to six months may be required per tool). Additionally, a significant number of these tools cannot be built concurrently with one another because the parts produced by the core tool must be compared and checked against industry standards before other tools based upon that part may be engineered. The VersaCase product alone has more than 200 parts, with most of those components having been invented by the Company. To build the VersaCase more than 40 tools have to be designed, machined and built. The total cost for tooling to date is $1,507,157 with an additional $4,211,203 needed to complete tooling, and for various marketing activities provided by New Product Innovations, Inc. including but not limited to developing a selling proposition, conduct naming and nomenclature, developing branding elements and launch material formats, design a trade show exhibit booth, and further develop the web site prior to full-scale production of the Stable power supply and VersaCase. In 2003, we spent $37,728 on tooling for the Cablety wire management system. Nothing was spent on tooling for any of our products in 2002 or 2001. We believe tooling costs will increase as we move forward.

The Company has applied for 14 patents with respect to its products of which seven have been granted to date. Patent prosecution is also a source of delay and considerable expense for the Company. To fully prosecute a patent may take several years, depending on the type of patent and the number of competing or similar patents. However, the Company believes that patenting its products is key to protecting the value of its ideas and its business plans. In addition to hiring patent attorneys, engineers and designers as consultants to help develop the Company's products, the Company has also hired consultants to help with the marketing of its products. In 2003, the design of the Cablety was finalized, the initial production tool was completed and production of the Cablety began. At the present time, the re-design of the VersaCase and Stable power supply are near completion and the Company has produced several working VersaCase prototypes. The tools and dies necessary to manufacture these products have been designed and engineered and "soft" tools have been produced in order to enable the Company to produce the prototypes. Funds are still required in order to finish product development, position the product, develop manufacturing and assembly operations and purchase the raw materials which will enable the Company to go into full-scale production of the VersaCase and Stable power supply. Obviously, as the Stable power supply and VersaCase products near completion, it will be necessary for the Company to hire additional staff in order to ramp up its ability to produce, market and distribute this product. The Company expects to continue to hire additional staff to meet its business challenges as it gets closer to full-scale operations.

We expect that our initial revenues will primarily be derived from direct sales of our Cablety wire management system to major original equipment manufacturers (OEMs). We expect that substantially all of our revenue through the fourth quarter of 2004 will be derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. In addition to revenue derived from direct sales, we expect that revenue through indirect distribution channels will increase in future periods. Where strategically beneficial, we believe that we will be able to enter into strategic alliances with companies focusing on the development of computer peripherals, logic boards and power supplies. To date, we have not entered into any such alliances, and the creation of such alliances cannot be guaranteed.

The  Cablety wire  management  system  is  the  first  product  we  will be marketing. The Cablety will be marketed through various channels including, but not limited to, value added re-sellers (VARs), original equipment manufacturers (OEMs) and internet sales. We intend to target organizations such as the government and the military. VersaCase and Stable power supply will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. Lastly, we will sell the VersaCase, Stable power supply and future products directly to end-users through our Internet site. Sales of the Cablety began via our website in the fourth quarter 2003. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

We had no significant revenues in the year ended December 31, 2003 ("2003") or in the year ended December 31, 2002 ("2002"). In the fourth quarter 2003, we began to produce and sell the Cablety wire management system. We anticipate not being classified as a development stage enterprise sometime during 2004.

We incurred an operating loss of $256,140 in 2003, compared to an operating loss of $998,755 in 2002, a decrease of $742,615. The Company reached a settlement agreement in a lawsuit and recorded a significant amount of accrued payroll expense in 2002 where a modest amount was recorded in 2003; these are the primary reasons behind the decrease in our operating loss for 2003 as compared to 2002.

The Company had $36,572 in research and development expenses during the year ended December 31, 2003 as compared to zero for the year ended December 31, 2002. We believe that research and development expenses will increase as we go forward due to the contract entered into with NPI to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we continue to produce the Cablety, our first product that has now been made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply and VersaCase. There was $37,728 spent on tooling in 2003 and nothing spent on tooling and dies in 2002, we anticipate this to continue to increase as we move forward. The total future tooling commitments that has been contracted as of December 31, 2003 totaled $365,295.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and accounting services, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses decreased to $218,641 in 2003 from $998,755 in 2002, a decrease of 78%. This change was due primarily to a decrease in payroll and related employee benefit costs of approximately $424,000 during the year ended December 31, 2003 as compared to the year ended December 31, 2002. In 2003, Mr. Jelinger decided that it was in the Company's best interests if he no longer accrued a salary and forgave his prior years' accrued wages. Another significant decrease in 2003 compared to 2002 was in litigation settlement expense. This expense was zero in 2003 as compared to approximately $307,500 in 2002. The Company saw increases in key man insurance expense, repair and maintenance expense and membership fees of approximately $14,860, $7,900 and $2,040 respectively. The Company saw significant decreases in consulting expense, professional fees, telephone expense and contract labor expense of approximately $40,000, $7,000, $4,000 and $2,200, respectively as the Company continued its efforts to cut costs to decrease the Company's need for cash. We expect that selling, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations domestically, initiate additional marketing programs, establish sales relationships and incur additional costs related to the growth of our business and our operations as a public company.

During 2003 and 2002, there were no stock options granted to non-employees under our 1999 Stock Option Plan. As of December 31, 2003, 214,472 total options remain exercisable by non-employee consultants at a strike price of $0.50 each. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying financial statement, using the fair market value of the services rendered or the options granted on the date of issuance. During 2003, 4,895,033 options expired and no options were exercised.

Accrued payroll and related taxes decreased to $749,310 at December 31, 2003 as compared to $982,808 at December 31, 2002, respectively. The primary reason behind this decrease is Mr. Jelinger forgiving approximately $199,000 of his accrued salary. Interest expense decreased to $24,798 in 2003 compared to $52,182 in 2002, a decrease of 52%. A portion of our decrease in interest expense can be attributed to Mr. Jelinger forgiving approximately $7,800 of interest incurred on funds he personally loaned the Company in 2003.


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

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily through private placements of equity securities, which provided aggregate net proceeds of approximately $2,620,000 and net loans from founder received from inception of $3,093,000. At December 31, 2003, our cash balance was $3,178. Since that date, we have received additional proceeds from founder's loans and the Company's cash position fluctuates. The Company expects founder's loans to continue funding the Company's operations until the time that such loans are not necessary. In 2003, Mr. Jelinger, our founder, forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352. The cash requirement needed to complete production tooling, infrastructure, manufacturing development and marketing of the VersaCase and Stable power supply is approximately $4,200,000, of which $365,295 is contractual committed to as of December 31, 2003. The cash requirement needed for a second round of production tooling, infrastructure, manufacturing development and marketing of the Cablety is approximately $112,000. Final product development of the Cablety began in January 2003 and production began in the fourth quarter 2003. Production of the Stable power supply and VersaCase could feasibly start in mid to late 2004 and would require approximately $5,000,000 to begin initial ramp-up production for a 90 day period.

Net cash used in operating activities for the years ended 2003 and 2002 was $266,028 and $71,914, respectively. Our net cash flow used in investing activities was $37,958 in 2003 and relates primarily to the initial production tool for the Cablety and the cash flow used in investing activities in 2002 was zero. Net cash inflow from financing activities was $307,112 in 2003 and $71,731 in 2002 and relates to funds contributed to the Company by Mr. Jelinger.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board issued a revised Statement 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers'
Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Statement is generally effective for fiscal years ending after June 15, 2004. Management believes that this statement will have no effect to the Company.


Item 7.   Financial Statements

                                UNITREND, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                          December 31, 2003 and 2002


                                   ASSETS

                                                      (unaudited)  (unaudited)
                                                          2003         2002
CURRENT ASSETS
Cash                                                      $3,178          $52
Inventory - Finished Goods                                10,651           -
                                                      ----------   ----------
Total Current Assets                                      13,829           52

PROPERTY AND EQUIPMENT, at cost
Land                                                      67,485       67,485
Building and improvements                                351,168      351,168
Furniture and fixtures                                    65,496       65,266
Computer equipment                                       151,055      151,055
Computer software                                         46,719       46,719
Automobiles                                               15,937       15,937
Tooling and dies under construction                    1,507,157    1,469,429
                                                      ----------   ----------
                                                       2,205,017    2,167,059
Less accumulated depreciation                           (294,261)    (273,925)
                                                      ----------   ----------
Net property and equipment                             1,910,756    1,893,134
                                                      ----------   ----------
OTHER ASSETS
Patent licensing costs,
   net of accumulated amortization                        22,827       24,942
Loan costs,
   net of accumulated amortization                             -          545
                                                      ----------   ----------
Total other assets                                        22,827       25,487
                                                      ----------   ----------
TOTAL ASSETS                                          $1,947,412   $1,918,673
                                                      ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable                                        $623,626     $624,954
Current portion of note payable                          185,330      211,313
Accrued expenses                                       1,172,433    1,314,288
                                                      ----------   ----------
Total current liabilities                              1,981,390    2,150,555
                                                      ----------   ----------
NOTES PAYABLE - RELATED PARTIES                                -       99,145
                                                      ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value                             3,795,598    3,795,598
Additional paid-in capital                             8,601,683    8,023,695
Deficit accumulated in the development stage         (12,431,259) (12,150,321)
                                                      ----------   ----------
Total stockholders' equity (deficit)                     (33,978)    (331,028)
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)   $1,947,412   $1,918,673
                                                      ==========   ==========




                                 UNITREND, INC.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
    For the Years Ended December 31, 2003, 2002, 2001 and for the period from the inception date of September 27, 1994 to December 31, 2003

                                           (unaudited)      (unaudited)        (audited)          (unaudited)
                                           Year Ended       Year Ended       Year Ended       September 27, 1994
                                           December 31,     December 31,     December 31,    (Date of Inception)
                                               2003            2002             2001         to December 31, 2003
                                          --------------   --------------   --------------   --------------------
Sales                                     $          84    $           -    $           -    $               687

Cost of Sales                                    (1,010)               -                -                 (1,010)
                                          --------------   --------------   --------------   --------------------

Gross Loss                                         (927)               -                -                   (324)

Research and
  development expenses                          (36,572)               -                -               (566,515)

Selling, general
  and administrative expenses                  (218,641)        (998,755)        (396,542)           (11,531,910)
                                          --------------   --------------   --------------   --------------------
Operating loss                                 (256,140)        (998,755)        (396,542)           (12,098,749)

Interest income                                       -              -                  -                  1,546

Interest expense                                (24,798)         (52,182)         (35,447)              (310,088)
                                          --------------   --------------   --------------   --------------------
Net loss before cumulative
  effect of change in
  accounting principle                         (280,938)      (1,050,937)        (431,989)           (12,407,291)

Cumulative effect of change
  in accounting principle                             -               -                 -                (23,968)
                                          --------------   --------------   --------------   --------------------
Net loss                                  $    (280,938)   $  (1,050,937)   $    (431,989)   $       (12,431,259)
                                          ==============   ==============   ==============   ====================
Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                               $       (0.00)   $       (0.01)   $       (0.01)   $             (0.18)

Cumulative effect of change in
  accounting principle                                -                -                -                      -
                                          --------------   --------------   --------------   --------------------
Net loss                                  $       (0.00)   $       (0.01)   $       (0.01)   $             (0.18)
                                          ==============   ==============   ==============   ====================
Weighted average shares
 outstanding used to compute
 basic and diluted loss
 per share                                   70,371,770       70,371,770       69,895,580             68,006,490
                                          ==============   ==============   ==============   ====================



                               UNITREND, INC.
                        (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               For the Years Ended December 31, 2003, 2002 and 2001
                                   (unaudited)


                                                           Deficit
                                                         Accumulated
                           Common Stock     Additional    During the
                         ----------------     Paid-in    Development
                        Shares      Amount    Capital       Stage      Total
                      ---------- ---------- ---------- ------------- ----------

BALANCE -
DECEMBER 31, 2000     69,895,580  3,557,503  8,023,695  (10,667,395)    913,803

Net loss - 2001                -          -          -     (431,989)   (431,989)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2001     69,895,580  3,557,503  8,023,695  (11,099,384)    481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002    476,190    238,095          -             -    238,095

Net loss - 2002                -          -          -   (1,050,937) (1,050,937)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2002     70,371,770  3,795,598  8,023,695  (12,150,321)   (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003            -          -    577,988             -    577,988

Net loss - 2003                -          -          -     (280,938)   (280,938)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2003     70,371,770 $3,795,598 $8,601,683 $(12,431,259) $  (33,978)
                      ========== ========== ========== ============= ===========




                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
   For the Years Ended December 31, 2003, 2002, 2001 and for the period from the inception date of September 27, 1994 to December 31, 2003

                                          (unaudited)   (unaudited)    (audited)        (unaudited)
                                                                                     September 27, 1994
                                          Year Ended    Year Ended    Year Ended     (Date Of Inception)
                                          December 31,  December 31,  December 31,      to December 31,
                                              2003          2002          2001               2003
                                        ------------  -------------  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $  (280,938)  $ (1,050,937)  $   (431,989)     $(12,431,259)
                                        ------------  -------------  -------------     -------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                 -              -              -            23,968
    Options issued for services                    -              -              -         5,326,989
    Depreciation & amortization               22,996         27,504         36,906           334,377
    Loss on disposal of property
     and equipment                                 -          8,158          4,735            12,893
    Bad debt                                       -              -              -            42,157
    Accrued interest income                        -              -              -            (3,091)
    Common stock issued for services               -              -              -            10,000
  Increase in operating assets:
    Inventory                                (10,651)             -              -           (10,651)
    Prepaid expenses                               -              -              -                 -
  Increase in operating liabilities:
    Accounts payable                          (1,328)       121,984        164,794           623,626
    Accrued expenses                           3,893        821,377        (24,844)        1,388,123
                                         ------------  -------------  -------------     -------------
    Total adjustments                         14,910        979,023        181,591         7,748,391
                                         ------------  -------------  -------------     -------------
  Net cash used in operating activities     (266,028)       (71,914)      (250,398)       (4,682,868)
                                         ------------  -------------  -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs               -              -              -           (31,723)
  Purchase of property and equipment         (37,958)             -           (330)       (2,248,422)
  Proceeds from sale of property and
   equipment                                       -              -         10,941            10,941
  Loans to related parties                         -              -              -           (18,191)
  Loans to other entities                          -              -              -           (23,916)
  Repayment from employee                          -              -              -             3,041
  Payment of organizational cost                   -              -              -           (30,168)
                                         ------------  -------------  -------------     -------------
  Net cash provided by (used in )
   investing activities                      (37,958)             -         10,611        (2,338,438)
                                         ------------  -------------  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                            -              -              -            (5,448)
  Loans from stockholder                     333,095         85,938        218,836         3,092,189
  Proceeds from note payable                       -              -              -           290,000
  Payment on note payable                    (25,983)       (14,207)       (22,553)         (104,670)
  Proceeds from sale of common stock
   and exercise of stock options                   -              -              -         2,619,563
  Payments for stock recissions                    -              -              -          (134,170)
  Sale of stock subject to recission
   for cash                                        -              -              -         1,267,020
                                         ------------  -------------  -------------     -------------
  Net cash provided by financing
   activities                                307,112         71,731        196,283         7,024,484
                                         ------------  -------------  -------------     -------------

    Net increase (decrease) in cash            3,126           (183)       (43,504)            3,178

Cash - beginning of period                        52            235         43,739                 -
                                         ------------  -------------  -------------     -------------
Cash - end of period                     $     3,178   $         52   $        235      $      3,178
                                         ============  =============  =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                            $    24,798   $     13,992   $     32,717      $    166,613


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. The President/Majority Stockholder also exercised 476,190 options to purchase stock, during the year ended December 31, 2002, at a price of $0.50 per share by forgiving debt of $238,095.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 16, 2003, GBQ Partners LLC, formerly known as GBQ Partners, LLP ("GBQ"), resigned as the Registrant's independent public accountants. During the fiscal years ended December 31, 2000, 1999, 1998 and 1997, there were no disagreements with GBQ on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. The Board of Directors is currently in the process of seeking other independent public accountants to perform its annual audit for the 2001, 2002 and 2003 fiscal years.

                                 PART III
Item 9.   Directors, Executive Officers and Key Employees

            Name            Age     Position with the Company

    Conrad  A.H. Jelinger   51      President, Chief Executive Officer,
                                    Chairman, interim CFO and Director
    Kathleen M. Farley      29      Executive Vice President
    Eric V. Jelinger        50      Director
    K. Dale Boley           34      Director
    Robert J. Hayes         47      Director
    Martha A. Moloney       65      Director
    Darryl Stolper          62      Director


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

                                                       Number
                                                     of shares
Name and                                             Underlying  Other Annual
Principal Position        Year     Salary     Bonus   Options    Compensation
------------------------------------------------------------------------------
Conrad A.H. Jelinger      2003     $    --    $ --         --       $  --
CEO, President,           2002          --      --     23,810          --
Chairman, interim CFO     2001          --      --         --          --


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's shares of common stock as of March 29, 2004, by (i) all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) all Directors; and (iii) all Officers and Directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the common stock beneficially owned.

                                            Beneficial Ownership
                                            --------------------
Stockholder                           Number of shares       Percent (1)
-----------                           ----------------       -----------

Conrad A.H. Jelinger                    45,367,740(2)           61.0%
 4665 West Bancroft St.
 Toledo, OH  43615

Eric V. Jelinger                         7,750,000              10.4%
 4665 West Bancroft
 Toledo, OH  43615

K. Dale Boley                              230,000               0.3%
 4665 West Bancroft
 Toledo, OH  43615

Martha Moloney                              95,800               0.1%
 4665 West Bancroft
 Toledo, OH  43615

Darryl Stolper                               5,200                 *
 4665 West Bancroft
 Toledo, OH  43615

Kathleen M. Farley                       1,428,334(3)            1.9%
 4665 West Bancroft
 Toledo, OH  43615


Total for Officers and Directors        54,877,074              73.8%

   (1) Percentages are calculated to include all outstanding securities and securities deemed outstanding pursuant to Rule 13d-3 (d)(1) under the Securities Exchange Act of 1934.

   (2) Total includes 23,810 options that are fully vested and subject to exercise.

   (3) Total includes 1,333,334 options that are fully vested and subject to exercise.

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



                              UNITREND, INC.


Date: March 29,2004       By:   /s/ Conrad A.H. Jelinger
                               ________________________________________
                               Conrad A.H. Jelinger, President,
                               Chief Executive Officer, Chairman,
                               interim CFO and Director
                              (Duly Authorized representative)

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Conrad A.H. Jelinger
_____________________________
Conrad A.H. Jelinger,
President, Chief Executive Officer,
Chairman, interim CFO and Director
(Principal Executive and Financial Officer)

Date: March 29, 2004


/s/ Eric V. Jelinger                 /s/ K. Dale Boley
_____________________________        _____________________________
Eric V. Jelinger,                    K. Dale Boley,
Director                             Director

Date: March 29, 2004                 Date: March 29, 2004


                                     /s/ Martha A. Moloney
_____________________________        _____________________________
Robert J. Hayes,                     Martha A. Moloney,
Director                             Director

Date:                                Date: March 29, 2004


/s/ Darryl Stolper
_____________________________
Darryl Stolper,
Director

Date: March 30, 2004