Form 10QSB
period 2004-03-31
UNITREND INC
filed 2004-05-17
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2004


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

Number of shares of registrant's common stock outstanding as of March 31, 2004:
70,390,770


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED MARCH 31, 2004

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at March 31, 2004 And December 31, 2003..   4

          Condensed  Statements  of  Operations  for  the three  months ended March 31, 2004,  2003 and for the period from September
          27, 1994 (date of inception) to March 31, 2004....................   5

          Condensed Statements of Cash Flows for the three months ended
          March 31,  2004,  2003 and  for the period from September 27,
          1994 (date of inception) to March 31, 2004........................   6

          Statements of Stockholders' Equity for the three months ended
          March 31, 2004 and for the years ended December 31, 2003, 2002
          and 2001..........................................................   7

          Notes to Condensed Financial Statements.........................   8-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  9-11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    11


Item 2.   Changes In Securities And Use Of Proceeds.......................    11

Item 3.   Defaults Upon Senior Securities.................................    11


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibit.........................................................    12

          Signatures......................................................    12


This quarterly report on Form 10-QSB is for the three months ended March 31,2004 This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                                UNITREND, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                      March 31, 2004     December 31,2003
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $         2,197     $         3,178
  Inventory - Finished goods                                   10,638              10,651
                                                      ----------------    ----------------
    Total current assets                                       12,835              13,829

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,496              65,496
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,535,757           1,507,157
                                                      ----------------    ----------------
                                                            2,233,617           2,205,017
  Less accumulated depreciation                              (298,952)           (294,261)
                                                      ----------------    ----------------
    Net property and equipment                              1,934,665           1,910,756
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            22,298              22,827
                                                      ----------------    ----------------

    TOTAL ASSETS                                      $     1,969,798     $     1,947,412
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       688,786     $       623,626
  Current portion of note payable                             180,497             185,330
  Accrued expenses                                          1,128,771           1,172,433
                                                      ----------------    ----------------
    Total current liabilities                               1,998,054           1,981,390
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                                     -                   -
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,805,098           3,795,598
  Additional paid-in capital                                8,738,514           8,601,683
  Deficit accumulated in the development stage
                                                          (12,571,869)        (12,431,259)
                                                      ----------------    ----------------

    Total stockholders' equity                                (28,256)            (33,978)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,969,798     $     1,947,412
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                (unaudited)
                                                         (unaudited)         (unaudited)    September  27, 1994
                                                     Three Months Ended  Three Months Ended (Date of Inception)
                                                       March 31, 2004      March 31, 2003    to March 31, 2004
                                                      ----------------    ----------------    ----------------
Sales                                                 $            32     $             -     $           719

Cost of Sales                                                    (156)                  -              (1,167)
                                                      ----------------    ----------------    ----------------
Gross Loss                                                       (124)                  -                (448)

Research and development expenses                                   -             (24,000)           (566,515)

Selling, general and administrative expenses                 (136,707)            (58,434)        (11,668,617)
                                                      ----------------    ----------------    ----------------

Operating loss                                               (136,831)            (82,434)        (12,235,580)

Interest income                                                     -                   -               1,546

Interest expense                                               (3,779)             (6,307)           (313,867)
                                                      ----------------    ----------------    ----------------
Net loss before cumulative effect of change
  in accounting principle                                    (140,610)            (88,741)        (12,547,901)

Cumulative effect of change in accounting principle                 -                   -             (23,968)
                                                      ----------------    ----------------    ----------------

Net loss                                              $      (140,610)    $       (88,741)    $   (12,571,869)
                                                      ================    ================    ================


Basic and diluted loss per share:

Before cumulative effect of change in
  accounting principle                                $         (0.00)    $         (0.00)    $         (0.18)

Cumulative effect of change in
  accounting principle                                              -                   -                   -
                                                      ----------------    ----------------    ----------------

 Net loss                                             $         (0.00)    $         (0.00)    $         (0.18)
                                                      ================    ================    ================

Weighted average shares outstanding used to
   compute basic and diluted loss per share                70,390,770          70,371,770          68,080,703
                                                      ================    ================    ================


                                   UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)       September 27, 1994
                                                     Three Months Ended  Three Months Ended  (Date Of Inception)
                                                        March 31, 2004     March 31, 2003     to March 31, 2004
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (140,610)    $       (88,741)    $   (12,571,869)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                 5,220               5,885             339,597
    Loss on disposal of property
     and equipment                                                  -                   -              12,893
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating assets:
    Inventory                                                      13                   -             (10,638)

  Increase (decrease) in operating liabilities:
    Accounts payable                                           65,160               4,151             688,786
    Accrued expenses                                          (43,662)             38,908           1,344,461
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          26,731              48,944           7,775,122
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                      (113,879)            (39,797)         (4,796,747)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                          (28,600)                  -          (2,277,022)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                       (28,600)                  -          (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                      136,832              41,720           3,229,021
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                      (4,833)             (1,903)           (109,503)
  Proceeds from sale of common stock
   and exercise of stock options                                9,500                   -           2,629,063
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                 141,499              39,817           7,165,983
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                              (981)                 20               2,197

Cash - beginning of period                                      3,178                  52                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $         2,197     $            72     $         2,197
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         3,779     $         2,097     $       170,392


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $136,832 during the period ended March 31, 2004.

                                 UNITREND, INC.
                          (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2004
              And For the Year Ended December 31, 2003, 2002 and 2001
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2000       69,895,580   3,557,503   8,023,695   (10,667,395)     913,803

Net loss - 2001                 -           -          -        (431,989)    (431,989)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2001       69,895,580   3,557,503   8,023,695   (11,099,384)     481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -              -     238,095

Net loss - 2002                  -           -           -    (1,050,937)  (1,050,937)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003              -           -     577,988              -     577,988

Net loss - 2003                  -           -           -      (280,938)    (280,938)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2003       70,371,770   3,795,598   8,601,683   (12,431,259)     (33,978)

Exercise of options
  at $0.50 per share
  on January 14,2004        19,000       9,500                                  9,500

Majority stockholder
  forgives loans on
  March 31, 2004                                   136,832                    136,832

Net loss for the
  period ended March
  31, 2004                       -           -           -      (140,610)    (140,610)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
MARCH 31, 2004          70,390,770  $3,805,098  $8,738,514  $(12,571,869)  $  (28,257)

                        ==========  ==========  ==========  =============  ===========



                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED MARCH 31, 2004
                NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2004. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures, power supplies and related products for a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the Company personnel have concentrated on the development of its products. To date, the Company has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow us to record this valuation on the balance sheets, we can only account for the direct costs involved in obtaining a patent. We also have six registered trademarks and service marks. As of March 31, 2004, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $12,572,000.

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

In early 2003, research and development began on the Cablety wire management system. Designs were finalized and a tool was built to produce the Cablety. Production of the Cablety began late in the fourth quarter of 2003 and the Cablety was made available for sale over our new e-commerce site. We had no significant sales, but anticipate sales to increase as we move forward and concentrate on our marketing effort of our products. We hope to finalize any design changes to the VersaCase and Stable power supply in mid 2004 and intend to produce these two products later in 2004.

On March 1, 2004, Unitrend entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase, Stable power supply and any future products developed by Unitrend. The first product for sale is the Cablety and it will soon be marketed through various channels including, but not limited to, value added re-sellers (VARs), original equipment manufacturers (OEMs) and Internet sales. We will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. In March 2004, R & R Plastics began building a high volume production tool for the Cablety with new industrial/military "Safety Wire" capabilities molded into it. In April 2004, Unitrend along with a representative from Titan Technologies participated in RetailVision Spring 2004. RetailVision Spring 2004 is a trade show that allows the manufacturer to sit face to face with potential retailers and distributors in the computer industry. The Company presented to representatives that comprise approximately 90% of the computer industry's manufacturers and/or distributors. A positive result of this show is the marketing agreement signed with TigerDirect.com, an online retailer that carries the world's largest selection of computer components. We are currently awaiting word of similar agreements with other entities.

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

RELATED PARTY PAYABLE
In the past, there were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of March 31, 2004 and December 31, 2003, the outstanding balance of the note payable to the President/majority stockholder was zero. On March 31, 2004, our President/majority stockholder forgave loans to the Company of $136,832. He also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2004 COMPARED TO FIRST THREE MONTHS OF 2003

We had no significant revenues in the first three months of 2004 or in the first three months of 2003. In the fourth quarter 2003, we began to produce and sell the Cablety wire management system. Revenues were modest during the first quarter of 2004 because the Company had not completed the development of its marketing program. This program will include, but not be limited to, trade and consumer advertising, public relations and trade shows. We anticipate not being classified as a development stage enterprise sometime during 2004.

We had an operating loss of $136,831 during the three months ended March 31, 2004 as compared to an operating loss of $82,434 during the three months ended March 31, 2003, an increase of 66%. As discussed below, this operating loss increased primarily because of selling, general and administrative expenses.

The Company had zero in research and development expenses during the three months ended March 31, 2004 as compared to $24,000 for the three months ended March 31, 2003. We believe that research and development expenses will increase as we go forward due to the contract entered into with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we continue to produce the Cablety, our first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply and VersaCase. There was $28,600 spent on tooling during the first three months of 2004 and nothing spent on tooling and dies during the first three months of 2003, we anticipate this to continue to increase as we move forward.

Selling, general and administrative expenses increased to $136,707 during the three months ended March 31, 2004 as compared to $58,434 during the three months ended March 31, 2003, an increase of 134%. The increase in selling, general and administrative expenses was due primarily to increases in professional fees, trade show expense and stock registration expense of approximately $23,300, $15,900 and $11,100 during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Our professional fees increased significantly during the first three months of 2004 compared to the first three months of 2003 because of an increase in use of our outside attorneys for patent related matters, reviewing contracts and general legal work. The Company experienced the increase in trade show expense because of the fees associated with the 2004 RetailVision trade show as compared to a trade show expense of zero in the same time period last year. For 2004, the State of Nevada significantly increased yearly stock registration fees, which greatly impacted our stock registration expense for the first three months of 2004 as compared to the first three months of 2003. There were no significant decreases in other selling, general and administrative expenses during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

There were no stock options granted to non-employees during the three months ended March 31, 2004 or during the three months ended March 31, 2003.

Accounts payable increased to $688,786 for the three months ended March 31, 2004 compared to $623,626 at years end December 31, 2003. Accrued payroll and related taxes increased to $775,636 at March 31, 2004 as compared to $749,310 as years end December 31, 2003, respectively. The Company notified its employees on January 1, 2001 that due to its financial condition, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, the Company decided that payroll expense would resume and has accrued wages since then. Our interest expense for the three months ended March 31, 2004 was $3,779 as compared to $6,307 from the same time period last year. This expense decreased due to Mr. Jelinger forgiving loans made to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through loans from its President/majority stockholder, Conrad A.H. Jelinger. As of March 31, 2004, the Company's cash totaled $2,197. Loans from Mr. Jelinger during the three months ended March 31, 2004 totaled $136,832. He forgave these loans on March 31, 2004. The President/majority stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash for the three months ended March 31, 2004 included $113,879 for the Company's operations and working capital requirements. For the three months ended March 31, 2004, primary uses of cash for the Company's investing requirements totaled $28,600 due to the launch of a high volume tool to be used in the production of the Cablety wire management system.

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


                             UNITREND, INC.

Dated:  May 14, 2004    By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President