Form 10QSB
period 2004-06-30
UNITREND INC
filed 2004-08-13
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended June 30, 2004


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

Number of shares of registrant's common stock outstanding as of June 30, 2004:
70,390,770


                                      UNITREND, INC.
                                       FORM 10-QSB
                              QUARTER ENDED JUNE 30, 2004

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at June 30, 2004
          And December 31, 2003...........................................     3

          Condensed Statements of Operations for the three and six months ended  June 30, 2004, 2003  and for the  period from  September
          27, 1994 (date of inception) to June 30, 2004...................     4

          Condensed  Statements  of Cash  Flows for the six months  ended
          June  30,  2004,  2003  and  for  the period from September 27,
          1994 (date of inception) to June 30, 2004.......................     5

          Condensed  Statements  of  Stockholders'  Equity  for  the  six
          months    ended   June  30,  2004  and  for  the  years   ended
          December 31, 2003 and 2002......................................     6

          Notes to Condensed Financial Statements.........................   7-8

Item 2.   Management's  Discussion  and  Analysis  of Financial Condition
          and Results of Operations.......................................  8-11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    11


Item 2.   Changes In Securities And Use Of Proceeds.......................    11

Item 3.   Defaults Upon Senior Securities.................................    12


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibit.........................................................    12

          Signatures......................................................    12


This quarterly report on Form 10-QSB is for the three and six months ended June 30, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows Unitrend to "incorporate by reference" information that is filed with them, which means that Unitrend can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that will be filed with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


You should carefully review the information contained in this quarterly report and in other reports or documents that Unitrend files from time to time with the SEC. In this quarterly report, Unitrend states Unitrend's beliefs of future events and of Unitrend's future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only Unitrend's predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in this document. Those factors may cause Unitrend's actual results to differ materially from any of Unitrend's forward-looking statements.




Part I.        Financial Information
Item I.        Condensed Financial Statements



                               UNITREND, INC.
                         (A Development Stage Company)
                               BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                       June 30, 2004      December 31,2003
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $           182     $         3,178
  Accounts receivable                                             700                   -
  Inventory - Finished goods                                    9,980              10,651
                                                      ----------------    ----------------
    Total current assets                                       10,862              13,829

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,496              65,496
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,535,757           1,507,157
                                                      ----------------    ----------------
                                                            2,233,617           2,205,017
  Less accumulated depreciation                              (303,576)           (294,261)
                                                      ----------------    ----------------
    Net property and equipment                              1,930,041           1,910,756
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            21,770              22,827
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,962,672     $     1,947,412
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       713,011     $       623,626
  Current portion of note payable                             172,177             185,330
  Accrued expenses                                            983,513           1,172,433
                                                      ----------------    ----------------
    Total current liabilities                               1,868,701           1,981,390
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                                     -                   -
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,805,098           3,795,598
  Additional paid-in capital                                8,975,592           8,601,683
  Deficit accumulated in the development stage
                                                          (12,686,719)        (12,431,259)
                                                      ----------------    ----------------

    Total stockholders' equity                                 93,971             (33,978)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,962,672     $     1,947,412
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                             (unaudited)
                                (unaudited)        (unaudited)         (unaudited)        (unaudited)    September  27, 1994
                            Three Months Ended Three Months Ended   Six Months Ended   Six Months Ended  (Date of Inception)
                                June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003    to June 30, 2004
                              ----------------   ----------------   ----------------   ----------------   ----------------
Sales                         $           717    $             -    $           750    $             -    $         1,436

Cost of Sales                          (2,048)                 -             (2,204)                 -             (3,214)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Gross Loss                             (1,330)                 -             (1,454)                 -             (1,778)

Research and development
  expenses                                  -                  -                  -            (24,000)          (566,515)
Selling, general and
  administrative expenses            (110,100)           (71,234)          (246,807)          (129,668)       (11,778,717)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Operating loss                       (111,430)           (71,234)          (248,261)          (153,668)       (12,347,010)

Interest income                             -                  -                  -                  -              1,546

Interest expense                       (3,421)           (12,355)            (7,199)           (18,662)          (317,287)
                              ----------------   ----------------   ----------------   ----------------   ----------------
Net loss before cumulative
  effect of change in
  accounting principle               (114,850)           (83,589)          (255,460)          (172,330)       (12,662,751)

Cumulative effect of
  change in accounting
  principle                                 -                  -                  -                  -            (23,968)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Net loss                      $      (114,850)   $       (83,589)   $      (255,460)   $      (172,330)   $   (12,686,719)
                              ================   ================   ================   ================   ================

Basic and diluted loss
  per share:

Before cumulative effect
  of change in accounting
  principle                   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.19)

Cumulative effect of change
  in accounting principle                   -                  -                  -                  -                  -
                              ----------------   ----------------   ----------------   ----------------   ----------------


 Net loss                     $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.19)
                              ================   ================   ================   ================   ================

Weighted average shares
  outstanding used to compute
  basic and diluted loss per
  share                            70,390,770         70,371,770         70,390,770         70,371,770         68,150,542
                              ================   ================   ================   ================   ================


                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)      September 27, 1994
                                                      Six Months Ended    Six Months Ended   (Date Of Inception)
                                                        June 30, 2004       June 30, 2003     to June 30, 2004
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (255,460)    $      (172,330)    $   (12,686,719)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                10,372              11,770             344,749
    Loss on disposal of property
     and equipment                                                  -                   -              12,893
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating assets:
    Accounts receivable                                          (700)                  -                (700)
    Inventory                                                     671                   -              (9,980)
    Prepaid expenses                                                -                   -                   -
  Increase in operating liabilities:
    Accounts payable                                           89,385               7,424             713,011
    Accrued expenses                                         (188,920)             84,279           1,199,203
                                                      ----------------    ----------------    ----------------
    Total adjustments                                         (89,192)            103,473           7,659,199
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                      (344,652)            (68,857)         (5,027,520)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                          (28,600)                  -          (2,277,022)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                       (28,600)                  -          (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                      373,909              80,071           3,466,098
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                     (13,153)            (11,125)           (117,823)
  Proceeds from sale of common stock
   and exercise of stock options                                9,500                   -           2,629,063
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                 370,256              68,946           7,394,740
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                            (2,996)                 89                 182

Cash - beginning of period                                      3,178                  52                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $           182     $           141     $           182
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         7,199     $         2,875     $       173,812


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $373,909 during the period ended June 30, 2004.


                                 UNITREND, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Six Months Ended June 30, 2004
               And For the Years Ended December 31, 2003 and 2002
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2001       69,895,580   3,557,503   8,023,695   (11,099,384)     481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -             -      238,095

Net loss - 2002                  -           -           -    (1,050,937)  (1,050,937)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003              -           -     577,988              -     577,988


Net loss - 2003                  -           -           -      (280,938)    (280,938)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2003       70,371,770   3,795,598   8,601,683   (12,431,259)     (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14, 2004          19,000       9,500           -             -        9,500

Majority stockholder
  forgives loans on
  March 31, 2004                 -           -     136,832             -      136,832

Majority stockholder
  forgives loans on
  June 30, 2004                  -           -     237,077             -      237,077

Net loss for the
  period ended
  June 30, 2004                  -           -           -      (255,460)    (255,460)
                        ----------  ----------  ----------  -------------  -----------

BALANCE -
  JUNE 30, 2004         70,390,770  $3,805,098  $8,975,592  $(12,686,719)  $   93,971
                        ==========  ==========  ==========  =============  ===========




                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED JUNE 30, 2004
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

BASIS OF PRESENTATION
The condensed financial statements included herein have been prepared by Unitrend, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Unitrend, Inc. believes that the disclosures are adequate to make the information presented not misleading.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of Unitrend's management, necessary to state fairly the results for the three and six month periods ended June 30, 2004. The results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (Unitrend) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures, power supplies and related products for a national market.
Unitrend, Inc. was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, Versa Case, Inc. changed its name to Unitrend, Inc. Unitrend's operations to date have consisted primarily of incidental sales of computer components while Unitrend's personnel have concentrated on the development of Unitrend's products. To date, Unitrend has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow Unitrend to record this valuation on the balance sheets, Unitrend can only account for the direct costs involved in obtaining a patent. Unitrend also has six registered trademarks and service marks. As of June 30, 2004, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $12,687,000.

On April 16, 1998, Unitrend formed Osborne Manufacturing, Inc. (OMI) to produce Unitrend's products. In 2002, OMI was dissolved because Unitrend's management determined that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of Unitrend's product line. NPI is a joint venture between General Electric (GE) and Fitch, Inc. NPI along with Fitch will complete product development, obtain agency approvals, engage in product positioning and manufacturing development.

Unitrend merged with Server Systems Technology, Inc. (SSTI) effective December 15, 1998. SSTI was the predecessor to Unitrend and was formed September 27, 1994. SSTI owns several patents that are key to Unitrend's products, but otherwise SSTI had ceased development stage operations when Unitrend was formed in April, 1996. SSTI is a related party to Unitrend since the two entities have common stockholders.

In early 2003, research and development began on the Cablety wire management system. Designs were finalized and a tool was built to produce the Cablety. Production of the Cablety began late in the fourth quarter of 2003 and the Cablety was made available for sale over Unitrend's new e-commerce site. Unitrend had no significant sales, but anticipate sales to increase as Unitrend moves forward and concentrates on marketing Unitrend's products. Unitrend hopes to finalize any design changes to the VersaCase and Stable power supply in mid 2004 and intends to produce these two products later in 2004.

On March 1, 2004, Unitrend entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase, Stable power supply and any future products developed by Unitrend. The first product for sale is the Cablety and it will be marketed through various channels including, but not limited to, value added re-sellers (VARs), original equipment manufacturers (OEMs) and Internet sales. Unitrend will modify distribution plans as demanded by the markets Unitrend serves in order to maximize efficiency throughout all channels of distribution. In March 2004, R & R Plastics began building two high volume production tools for the Cablety with new industrial/military "Safety Wire" capabilities molded into it. This tool was completed in June. Each tool is a four-cavity mold and together are capable of producing 35,000 kits per week. Molding, assembly and distribution of the Cablety components will be performed by a local outside vendor. In April 2004, Unitrend along with a representative from Titan Technologies participated in RetailVision Spring 2004. RetailVision Spring 2004 is a trade show that allows the manufacturer to sit face to face with potential retailers and distributors in the computer industry. Unitrend presented to representatives that comprise approximately 90% of the computer industry's manufacturers and/or distributors. Positive results of this show include agreements signed with Micro Center, Inc., TigerDirect.com, Zones, Inc. and
Advanced Computer Products, Inc. (ACP). Micro Center, Inc. offers a huge selection of competitively priced, high-quality products, and a wealth of information to help customers make informed buying decisions. Micro Center has twenty nationwide retail stores along with an online retail site. Currently, the Cablety may be purchased at www.microcenter.com. TigerDirect.com carries the world's largest selection of computer components, making them the reseller of choice for the "build-it-yourselfer." Zones, Inc. and their affiliates are single-source, multi-vendor direct marketing resellers of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts and sells product through outbound and inbound call center account executives, specialty print and e-catalogs, and the Internet. ACP is a west coast based computer component retailer that has been in business for twenty-six years. ACP is a worldwide wholesale distributor of new and used computers, computer parts and peripherals.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires Unitrend's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

RELATED PARTY PAYABLE
In the past, there were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after Unitrend is profitable for one year. As of June 30, 2004 and December 31, 2003, the outstanding balance of the note payable to the President/majority stockholder was zero. On June 30, 2004 Unitrend's President/majority stockholder forgave loans to Unitrend of $237,077. On March 31, 2004, Unitrend's President/majority stockholder forgave loans to Unitrend of $136,832. The President/majority stockholder also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, Unitrend's President/majority stockholder forgave loans to Unitrend of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

None


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SECOND QUARTER OF 2004 COMPARED TO SECOND QUARTER
OF 2003

Unitrend had no significant revenues in the quarter ended June 30, 2004 or in the quarter ended June 30, 2003. In the fourth quarter 2003, Unitrend began to produce and sell the Cablety wire management system. Revenues were modest during the second quarter of 2004 because Unitrend had not implemented Unitrend's recently completed marketing program. This program will include, but not be limited to, trade and consumer advertising, public relations and trade shows. Unitrend anticipates not being classified as a development stage enterprise sometime during 2004.

Unitrend had an operating loss of $111,430 during the quarter ended June 30, 2004 as compared to an operating loss of $71,234 during the quarter ended June 30, 2003, an increase of 56%. As discussed below, this operating loss increased primarily because of selling, general and administrative expenses.

Selling, general and administrative expenses increased to $110,100 during the quarter ended June 30, 2004 as compared to $71,234 for the quarter ended June 30, 2003, an increase of 55%. The increase in selling, general and administrative expenses was due primarily to increases in litigation expense, marketing expense, professional fees, public relation expense and promotional materials expense of approximately $19,500, $7,500, $6,200, $2,600 and $2,000 during the quarter ended June 30, 2004 as compared to the same time period in 2003. Professional fees and litigation expense increased during the second quarter of 2004 compared to the second quarter of 2003 because of an increase in use of Unitrend's outside attorneys for patent related matters, reviewing contracts and general legal work. Marketing expense, public relations expense and promotional materials expense increased as Unitrend began creating a public awareness of Unitrend and Unitrend's products. There were no significant decreases in other selling, general and administrative expenses during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

There were no stock options granted to non-employees during the three months ended June 30, 2004 or during the three months ended June 30, 2003.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2004 COMPARED TO FIRST SIX MONTHS OF 2003

Unitrend had no significant revenues during the six months ended June 30, 2004 or during the six months ended June 30, 2003. In the fourth quarter 2003, Unitrend began to produce and sell the Cablety wire management system. Revenues were modest during the first six months of 2004 because Unitrend had not implemented Unitrend's recently completed marketing program. This program will include, but not be limited to, trade and consumer advertising, public relations and trade shows. Unitrend anticipates not being classified as a development stage enterprise sometime during 2004.

Unitrend had an operating loss of $248,261 during the six months ended June 30, 2004 as compared to an operating loss of $153,668 during the six months ended June 30, 2003, an increase of 62%. As discussed below, this change is due to an increase in selling, general and administrative expenses.

Unitrend had zero in research and development expenses during the six months ended June 30, 2004 as compared to $24,000 for the six months ended June 30, 2003. Unitrend believes that research and development expenses will increase as Unitrend goes forward due to the contract entered into with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of Unitrend's product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. Unitrend anticipates this spending to continue to increase as Unitrend continues to produce the Cablety, the first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply and VersaCase. There was $28,600 spent on tooling during the first six months of 2004 and nothing spent on tooling and dies during the first six months of 2003, Unitrend's management anticipates this to continue to increase as Unitrend moves forward.

Selling, general and administrative expenses increased to $246,807 during the six months ended June 30, 2004 as compared to $129,668 during the six months ended June 30, 2003, an increase of 90%. This change was due primarily to increases in professional fees, litigation expense, trade show expense, stock registration expense and marketing expense of approximately $29,500, $19,500, $15,900, $11,100 and $7,500 during the six months ended June 30, 2004 as compared to the same time period in 2003. Professional fees and litigation expense increased during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 because of an increase in use of Unitrend's outside attorneys for patent related matters, reviewing contracts and general legal work. Unitrend experienced the increase in trade show expense because of the fees associated with the 2004 RetailVision trade show as compared to a trade show expense of zero in the same time period last year. For 2004, the State of Nevada significantly increased yearly stock registration fees, which greatly impacted Unitrend's stock registration expense for the first six months of 2004 as compared to the first six months of 2003. Marketing expense increased as Unitrend began creating a public awareness of Unitrend and Unitrend's products. There were no significant decreases in other selling, general and administrative expenses during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

There were no stock options granted to non-employees during the six months ended June 30, 2004 or during the six months ended June 30, 2003.

Accounts payable increased to $713,011 for the six months ended June 30, 2004 compared to $623,626 at years end December 31, 2003. Accrued payroll and related taxes increased to $813,941 at June 30, 2004 as compared to $749,310 as years end December 31, 2003, respectively. Unitrend notified all Unitrend employees on January 1, 2001 that due to insufficient funding, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, Unitrend decided that payroll expense would resume and has accrued wages since then. Unitrend's interest expense for the six months ended June 30, 2004 was $7,199 as compared to $18,662 from the same time period last year. This expense decreased due to Mr. Jelinger forgiving loans made to Unitrend.

LIQUIDITY AND CAPITAL RESOURCES

Unitrend has financed operations since inception primarily through public and private sales of equity securities, as well as through loans from Unitrend's President/majority stockholder, Conrad A.H. Jelinger. As of June 30, 2004, Unitrend's cash totaled $182 and accounts receivable totaled $700. Loans from Mr. Jelinger during the six months ended June 30, 2004 totaled $373,909. Mr. Jelinger forgave these loans on June 30, 2004 and on March 31, 2004. Mr.
Jelinger forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, Mr. Jelinger forgave loans to Unitrend of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

For the six months ended June 30, 2004, primary uses of cash for Unitrend's operations and working capital requirements totaled $344,652. Primary uses of cash for Unitrend's investing requirements for the six months ended June 30, 2004 totaled $28,600 due to the launch of two high volume tools to be used in the production of the Cablety wire management system.

Unitrend's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of sales and marketing activities and the progress of research and development activities, none of which can be predicted with certainty. In December, 2000, Unitrend filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The SB-2 registration statement was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable Unitrend to commence manufacturing of the VersaCase product. Ultimately, Unitrend did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, Unitrend plans to raise sufficient funds through the advancement of monies by Unitrend's founder. While funds advanced and raised from the founder may enable Unitrend to continue product development and commence out-source manufacturing, Unitrend's management cannot be certain that the founder will continue to fund Unitrend's capital needs.
Consequently, Unitrend may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, Unitrend could be required to reduce or suspend operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to Unitrend, there may be a serious shortfall of working capital. Unitrend has experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the business, financial condition and results of operations.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Unitrend's growth strategy is built around five imperatives: maintaining technological leadership; increasing market share; acquiring other business entities; leveraging strategic relationships; and the recruiting and retaining of key personnel.

MAINTAINING TECHNOLOGY LEADERSHIP. The cutting edge of Unitrend's effort to achieve technological leadership is to establish a standard for open architecture and modularity in the computer enclosure industry. Other Unitrend components, accessories, and products are in various stages of development and will be supported by an aggressive research and development budget.

INCREASING MARKET SHARE. Unitrend's entry into the market is estimated at a modest level to allow for growth at a reasonable pace. However, Unitrend makes no representations or guarantees that Unitrend's management will be able to manage the growth of the business. The Cablety was introduced to the market in the fourth quarter of 2003 and Unitrend experienced modest sales. Unitrend anticipates sales to grow as Unitrend moves further into 2004. Once VersaCase is introduced, Unitrend expects that there will be significant interest across a number of market segments. The VersaCase is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

ACQUIRING OTHER BUSINESS ENTITIES. In order to expand Unitrend's technological and market capabilities, Unitrend may consider the pursuit of other companies. Such acquisitions may include core and non-core entities. A core entity may be a research and development group, and a non-core firm could be one that might enhance Unitrend's production process.

LEVERAGING STRATEGIC RELATIONSHIPS. Unitrend intends to leverage relationships with companies that complement Unitrend's mission. For instance, the uniqueness of Cablety, Stable and VersaCase technology will create opportunities for Unitrend to establish strong relationships with key distributors. These distributors will be able to offer their clients a product that is very competitive and distinctive. Unitrend has been approached by distributors to consider a channel relationship or exclusive position with them. While Unitrend must maintain a broader market focus, Unitrend may selectively enter into agreements that would enhance market credibility and penetration.

RECRUITING AND RETAINING OF KEY PERSONNEL. An entrepreneurial spirit that was based in creativity, risk and reward drove the birth of Unitrend. Unitrend intends to maintain this quality by offering competitive salary and incentive compensation. Unitrend's overriding human resources philosophy is to build a corporate culture that supports the success of each employee, as well as Unitrend.

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


                             UNITREND, INC.

Dated:  August 12, 2004 By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger
                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President