Form 10QSB
period 2004-11-12
UNITREND INC
filed 2004-11-15
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                    FORM 10-QSB
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended September 30, 2004

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


            Number of shares of registrant's common stock outstanding
                      as of September 30, 2004:  70,390,770


                                    UNITREND, INC.
                                     FORM 10-QSB
                          QUARTER ENDED SEPTEMBER 30, 2004

                                Table of Contents

PART I    FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Financial Statements

          Condensed  Balance Sheets at September 30, 2004 and December 31,
          2003............................................................    3

          Condensed Statements of Operations for the three and nine months ended September 30, 2004, 2003 and for the period from September
          27, 1994 (date of inception) to September 30, 2004..............    4

          Condensed Statements of Cash Flows for the nine months ended September 30, 2004, 2003 and for the period from September 27,
          1994 (date of inception) to September 30, 2004..................    5

          Statements of Stockholders' Equity for the nine months ended September 30, 2004 and for the years ended December 31, 2003,
          and 2002........................................................    6

          Notes to Condensed Financial Statements.........................  7-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................  8-12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   12

Item 2.   Changes In Securities And Use Of Proceeds.......................   12

Item 3.   Defaults Upon Senior Securities.................................   12

Item 4.   Submission Of Matters To A Vote Of Security Holders.............   12

Item 5.   Other Information...............................................   12

Item 6.   Exhibit.........................................................   12

          Signatures......................................................   12


This quarterly report on Form 10-QSB is for the three and nine months ended September 30, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission
(SEC) allows Unitrend to "incorporate by reference" information that is filed with them, which means that Unitrend can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that will be filed with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                               UNITREND, INC.
                         (A Development Stage Company)
                               BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                     September 30, 2004         2003
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $         1,597     $         3,178
  Accounts receivable                                             520                   -
  Inventory - Finished goods                                    5,957              10,651
                                                      ----------------    ----------------
    Total current assets                                        8,074              13,829

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,496              65,496
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                       1,535,757           1,507,157
                                                      ----------------    ----------------
                                                            2,233,617           2,205,017
  Less accumulated depreciation                              (307,805)           (294,261)
                                                      ----------------    ----------------
    Net property and equipment                              1,925,812           1,910,756
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            21,241              22,827
                                                      ----------------    ----------------

    TOTAL ASSETS                                      $     1,955,126     $     1,947,412
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       742,377     $       623,626
  Current portion of note payable                             171,046             185,330
  Accrued expenses                                          1,032,566           1,172,433
                                                      ----------------    ----------------
    Total current liabilities                               1,945,989           1,981,390
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                                14,531                   -
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,805,098           3,795,598
  Additional paid-in capital                                8,975,592           8,601,683
  Deficit accumulated in the development stage            (12,786,084)        (12,431,259)
                                                      ----------------    ----------------

    Total stockholders' equity                                 (5,394)            (33,978)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,955,126     $     1,947,412
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS

                                                                                                            (unaudited)
                                (unaudited)        (unaudited)         (unaudited)        (unaudited)    September  27, 1994
                            Three Months Ended Three Months Ended  Nine Months Ended  Nine Months Ended  (Date of Inception)
                                Sept 30, 2004     Sept 30, 2003      Sept 30, 2004      Sept 30, 2003     to Sept 30, 2004
                              ----------------   ----------------   ----------------   ----------------   ----------------
Sales                         $         5,036    $             -    $         5,786    $             -    $         6,472

Cost of Sales                          (4,439)                 -             (6,643)                 -             (7,653)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Gross Income/Loss                         597                  -               (857)                 -             (1,181)

Research and development
  expenses                                  -            (12,258)                 -            (36,258)          (566,515)

Selling, general and
  administrative expenses             (96,188)           (83,540)          (342,995)          (213,208)       (11,874,905)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Operating loss                        (95,591)           (95,798)          (343,852)          (249,466)       (12,442,601)

Interest income                             -                  -                  -                  -              1,546

Interest expense                       (3,774)           (10,278)           (10,973)           (28,940)          (321,061)
                              ----------------   ----------------   ----------------   ----------------   ----------------
Net loss before cumulative
  effect of change in
  accounting principle                (99,365)          (106,076)          (354,825)          (278,406)       (12,762,116)

Cumulative effect of
  change in accounting
  principle                                 -                  -                  -                  -            (23,968)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Net loss                      $       (99,365)   $      (106,076)   $      (354,825)   $      (278,406)   $   (12,786,084)
                              ================   ================   ================   ================   ================

Basic and diluted loss
  per share:

Before cumulative effect
  of change in accounting
  principle                   $         (0.00)   $         (0.00)   $         (0.01)   $         (0.00)   $         (0.19)

Cumulative effect of change
  in accounting principle                   -                  -                  -                  -                  -
                              ----------------   ----------------   ----------------   ----------------   ----------------


 Net loss                     $         (0.00)   $         (0.00)   $         (0.01)   $         (0.00)   $         (0.19)
                              ================   ================   ================   ================   ================

Weighted average shares
  outstanding used to compute
  basic and diluted loss per
  share                            70,390,770         70,371,770         70,390,770         70,371,770         68,216,984
                              ================   ================   ================   ================   ================


                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENTS OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)      September 27, 1994
                                                      Nine Months Ended   Nine Months Ended  (Date Of Inception)
                                                        Sept 30, 2004       Sept 30, 2003     to Sept 30, 2004
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (354,825)    $      (278,406)    $   (12,786,084)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                15,131              17,383             349,508
    Loss on disposal of property
     and equipment                                                  -                   -              12,893
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase (decrease) in operating assets:
    Accounts receivable                                          (520)                  -                (520)
    Inventory                                                   4,694                   -              (5,957)
    Prepaid expenses                                                -                   -                   -
  Increase (decrease) in operating liabilities:
    Accounts payable                                          118,751              21,306             742,377
    Accrued expenses                                         (139,867)             94,440           1,248,256
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          (1,811)            133,129           7,746,580
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                      (356,636)           (145,277)         (5,039,504)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                          (28,600)            (31,556)         (2,277,022)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                       (28,600)            (31,556)         (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                      388,439             198,577           3,480,628
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                     (14,284)            (21,150)           (118,954)
  Proceeds from sale of common stock
   and exercise of stock options                                9,500                   -           2,629,063
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                 383,655             177,427           7,408,139
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                            (1,581)                594               1,597

Cash - beginning of period                                      3,178                  52                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $         1,597     $           646     $         1,597
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         6,069     $        16,975     $       172,682


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $373,909 during the period ended September 30, 2004.


                                 UNITREND, INC.
                          (A Development Stage Company)

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Nine Months Ended September 30, 2004
                 And For the Years Ended December 31, 2003 and 2002
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2001       69,895,580   3,557,503   8,023,695   (11,099,384)     481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095          -              -      238,095

Net loss - 2002                 -           -           -     (1,050,937)  (1,050,937)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003                               577,988                     577,988

Net loss - 2003                 -           -           -       (280,938)    (280,938)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2003       70,371,770   3,795,598   8,601,683   (12,431,259)     (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14, 2004          19,000       9,500           -             -        9,500

Majority stockholder
  forgives loans on
  March 31, 2004                -           -      136,832             -      136,832

Majority stockholder
  forgives loans on
  June 30, 2004                 -           -      237,077             -      237,077

Net loss for the
  period ended
  September 30, 2004            -           -           -       (354,825)    (354,825)
                        ----------  ----------  ----------  -------------  -----------

BALANCE -
  SEPTEMBER 30, 2004    70,390,770  $3,805,098  $8,975,592  $(12,786,084)  $   (5,394)
                        ==========  ==========  ==========  =============  ===========




                                 UNITREND, INC.
                                  FORM 10-QSB
                         QUARTER ENDED SEPTEMBER 30, 2004
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of Unitrend's management, necessary to state fairly the results for the three and nine month periods ended September 30, 2004. The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (Unitrend) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures, power supplies and related products for a national market. Unitrend, Inc. was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, Versa Case, Inc. changed its name to Unitrend, Inc. Unitrend's operations to date have consisted primarily of incidental sales of computer components while Unitrend's personnel have concentrated on the development of Unitrend's products. To date, Unitrend has been issued seven United States patents with three patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow Unitrend to record this valuation on the balance sheets, Unitrend can only account for the direct costs involved in obtaining a patent. Unitrend also has six registered trademarks and service marks. As of September 30, 2004, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $12,786,000.

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

In early 2003, research and development began on the Cablety wire management system. Designs were finalized and a tool was built to produce the Cablety. Production of the Cablety began late in the fourth quarter of 2003 and the Cablety was made available for sale over Unitrend's new e-commerce site. Unitrend had no significant sales, but anticipate sales to increase as Unitrend moves forward and concentrates on marketing Unitrend's products. Unitrend hopes to finalize any design changes to the VersaCase and Stable power supply in late 2004 and intends to produce these two products in the first half of 2005.

On March 1, 2004, Unitrend entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase, Stable power supply and any future products developed by Unitrend. The first product for sale is the Cablety and it will be marketed through various channels including, but not limited to, value added re-sellers (VARs), original equipment manufacturers (OEMs) and Internet sales. Unitrend will modify distribution plans as demanded by the markets Unitrend serves in order to maximize efficiency throughout all channels of distribution. In March 2004, R & R Plastics began building two high volume production tools for the Cablety with new industrial/military "Safety Wire" capabilities molded into it. This tool was completed in June. Each tool is a four-cavity mold and together are capable of producing 35,000 kits per week. Molding, assembly and distribution of the Cablety components will be performed by a local outside vendor. In April 2004, Unitrend along with a representative from Titan Technologies participated in RetailVision Spring 2004. RetailVision Spring 2004 is a trade show that allows the manufacturer to sit face to face with potential retailers and distributors in the computer industry. Unitrend presented to representatives that comprise approximately 90% of the computer industry's manufacturers and/or distributors. Positive results of this show include agreements signed with Micro Center, Inc., TigerDirect.com, Zones, Inc. and Advanced Computer Products, Inc. (ACP). Micro Center, Inc. offers a huge selection of competitively priced, high-quality products, and a wealth of information to help customers make informed buying decisions. Micro Center has twenty nationwide retail stores along with an online retail site. Currently, the Cablety may be purchased at www.microcenter.com. TigerDirect.com carries the world's largest selection of computer components, making them the reseller of choice for the "build-it-yourselfer." Zones, Inc. and their affiliates are single-source, multi-vendor direct marketing resellers of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts and sells product through outbound and inbound call center account executives, specialty print and e-catalogs, and the Internet. ACP is a west coast based computer component retailer that has been in business for twenty-six years. ACP is a worldwide wholesale distributor of new and used computers, computer parts and peripherals. In the third quarter 2004, Unitrend exhibited at the Zones Accessories Training Fair and at the Gartner System Builders Summit.

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

RELATED PARTY PAYABLE
There were unsecured notes payable to the President/majority stockholder, which accrue interest at prime on the first business day of the year, payable in ten equal installments after Unitrend is profitable for one year. As of September 30, 2004 and December 31, 2003, the outstanding balances of the notes payable to the President/majority stockholder were $14,531 and zero, respectively. On June 30, 2004 Unitrend's President/majority stockholder forgave loans to Unitrend of $237,077. On March 31, 2004, Unitrend's President/majority stockholder forgave loans to Unitrend of $136,832. The President/majority stockholder also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, Unitrend's President/majority stockholder forgave loans to Unitrend of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENT

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - THIRD QUARTER OF 2004 COMPARED TO THIRD QUARTER OF 2003

Unitrend had no significant revenues in the quarter ended September 30, 2004 or in the quarter ended September 30, 2003. In the fourth quarter 2003, Unitrend began to produce and sell the Cablety wire management system. Revenues were modest during the third quarter of 2004 because Unitrend had just begun to implement Unitrend's recently completed marketing program. This program will include, but not be limited to, trade and consumer advertising, public relations and trade shows. Unitrend anticipates not being classified as a development stage enterprise sometime during late 2004.

Unitrend had an operating loss of $95,591 during the quarter ended September 30, 2004 as compared to an operating loss of $95,798 during the quarter ended September 30, 2003, a decrease of 0.22%. This loss was consistent with the same time period during the previous year.

Unitrend had zero in research and development expenses during the three months ended September 30, 2004 as compared to $12,258 for the three months ended September 30, 2003. Unitrend believes that research and development expenses will increase as Unitrend goes forward due to a contract entered into with NPI to provide turnkey manufacturing of Unitrend's product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. Unitrend anticipates this spending to continue to increase as Unitrend continues to produce the Cablety, the first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply and VersaCase.

There was zero spent on tooling in the three months ended September 30, 2004 as compared to $31,556 spent in the three months ended September 30, 2003. The difference is due to the 2003 launch of the initial tool used for the production of the Cablety wire management system. Unitrend anticipates that there will be an increase in tooling costs as Unitrend moves forward with the production phase of Unitrend's products.

Selling, general and administrative expenses increased to $96,188 during the quarter ended September 30, 2004 as compared to $83,540 for the quarter ended September 30, 2003, an increase of 15%. This change was due primarily to increases in trade show expense and marketing expense of approximately $11,500 and $7,500 incurred during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Unitrend did not incur any other significant increases during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Unitrend experienced decreases in professional fees, auto expense and repair and maintenance expense that were approximately $5,800, $1,000 and $820, respectively as Unitrend continued its efforts to cut costs to decrease Unitrend's need for cash.

During the quarters ended September 30, 2004 and September 30, 2003 there were no stock options granted under our 1999 Stock Option Plan.

RESULTS OF OPERATIONS FIRST NINE MONTHS OF 2004 COMPARED TO FIRST NINE MONTHS OF 2003

Unitrend had no significant revenues during the nine months ended September 30, 2004 or during the nine months ended September 30, 2003. In the fourth quarter 2003, Unitrend began to produce and sell the Cablety wire management system. Revenues were modest during the first nine months of 2004 because Unitrend had just begun to implement Unitrend's recently completed marketing program at the end of this nine month time period. This program will include, but not be limited to, trade and consumer advertising, public relations and trade shows. Unitrend anticipates not being classified as a development stage enterprise sometime during late 2004.

Unitrend had an operating loss of $343,852 during the nine months ended September 30, 2004 as compared to an operating loss of $249,466 during the nine months ended September 30, 2003, an increase of 38%. As discussed below, this operating loss increased due to increases in selling, general and administrative expenses during the nine months ended September 30, 2004.

Unitrend had zero in research and development expenses during the nine months ended September 30, 2004 as compared to $36,258 for the nine months ended September 30, 2003. Unitrend believes that research and development expenses will increase as Unitrend goes forward due to the contract entered into with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of Unitrend's product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. Unitrend anticipates this spending to continue to increase as Unitrend continues to produce the Cablety, the first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply and VersaCase. There was $28,600 spent on tooling during the first nine months of 2004 and $31,556 spent on tooling and dies during the first nine months of 2003, Unitrend's management anticipates this to continue to increase as Unitrend moves forward.

Selling, general and administrative expenses increased to $342,995 during the nine months ended September 30, 2004 as compared to $213,208 during the nine months ended September 30, 2003, an increase of 61%. This change was due primarily to increases in trade show expense, professional fees, litigation expense, marketing expense and stock registration expense of approximately $27,400, $23,700, $19,500, $15,000 and $11,100 during the nine months ended
September 30, 2004 as compared to the same time period in 2003. Professional fees and litigation expense increased during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 because of an increase in the use of Unitrend's outside attorneys for patent related matters, reviewing contracts and general legal work. Unitrend experienced the increase in trade show expense because of the fees associated with the 2004 RetailVision trade show, the Zones Accessories Training Fair and the Gartner System Builders Summit as compared to a trade show expense of zero in the same time period last year. For 2004, the State of Nevada significantly increased yearly stock registration fees, which greatly impacted Unitrend's stock registration expense for the first nine months of 2004 as compared to the first nine months of 2003. Marketing expense increased as Unitrend began creating a public awareness of Unitrend and Unitrend's products. There were no significant decreases in other selling, general and administrative expenses during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

There were no stock options granted to non-employees during the nine months ended September 30, 2004 or during the nine months ended September 30, 2003 under our 1999 Stock Option Plan.

Accounts payable increased to $742,377 for the nine months ended September 30, 2004 compared to $623,626 at years end December 31, 2003. Accrued payroll and related taxes increased to $858,092 at September 30, 2004 as compared to $749,310 at years end December 31, 2003, respectively. Unitrend notified all Unitrend employees on January 1, 2001 that due to insufficient funding, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, Unitrend decided that payroll expense would resume and has accrued wages since then. Unitrend's interest expense for the nine months ended September 30, 2004 was $10,973 as compared to $28,940 from the same time period last year. This expense decreased due to Mr. Jelinger forgiving loans made to Unitrend and agreeing to not incur interest on current or future loans that he may make to Unitrend.

LIQUIDITY AND CAPITAL RESOURCES

Unitrend has financed operations since inception primarily through public and private sales of equity securities, as well as through loans from Unitrend's President/majority stockholder, Conrad A.H. Jelinger. As of September 30, 2004, Unitrend's cash totaled $1,597 and accounts receivable totaled $520. Loans from Mr. Jelinger during the nine months ended September 30, 2004 totaled $388,439. Mr. Jelinger forgave $237,077 of these loans on June 30, 2004 and $136,832 of these loans on March 31, 2004. Mr. Jelinger forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, Mr. Jelinger forgave loans to Unitrend of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

For the nine months ended September 30, 2004, primary uses of cash for Unitrend's operations and working capital requirements totaled $356,636. Primary uses of cash for Unitrend's investing requirements for the nine months ended September 30, 2004 totaled $28,600 due to the launch of two high volume tools to be used in the production of the Cablety wire management system.

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


                             UNITREND, INC.

Dated: November 11, 2004 By:  /S/ CONRAD A.H. JELINGER
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim Chief Financial Officer
                             and President