Form 10KSB
period 2004-12-31
UNITREND INC
filed 2005-04-14
CIK 1035066

U.S. Securities and Exchange Commission
                          Washington D.C.  20549


                                Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year ended December 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_ /

State issuer's revenues for its most recent year: $5,853

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $ 133,985,145 as of March 31, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 31, 2005:              Common Stock:               70,390,770


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


                                  PART I

Item 1.   Description of Business

Unitrend, Inc. (the "Company") is a development stage company founded as an Ohio Corporation in 1996 by Conrad A.H. Jelinger. The Company was reincorporated in Nevada in July, 1999. The Company focuses on the computer enclosure and power supply industry. Since the Company's formation, it has focused on research and development and procuring patents on its technology. The Company released the Cablety(R) wire management system in the fourth quarter 2003 and plans to follow with the VersaCase(R) computer enclosure, Stable(R) power supply and Breeze power supply in 2005.

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

COMPANY OVERVIEW

Unitrend, Inc. was founded with the purpose of expanding the useful life of computer technology. Our mission is to maximize our customers' return on investment in information systems by extending the value of older technologies as they combine with the latest advances. Our patented products which are designed to accomplish this aim are the Cablety, Stable power supply, Breeze power supply and the highly modular VersaCase computer enclosure. Unitrend's current goal is to establish its products as the industry standard for open architecture, accessibility, scalability and
thermal   stability   while  setting   new   benchmarks   for  quality  and
adaptability.

We utilize proprietary and patented technology to design, develop, manufacture, and market our products. The patented Cablety is a wire management system that routes and supports internal wires and ribbon cable in a vertical position which allows warm air to rise to the top of the enclosure where it is swept away and vented out of the case. This results in a cooler and cleaner operating environment inside the computer. VersaCase is a computer enclosure that allows a user or technician to rapidly access all internal components of a computer. This architecture dramatically reduces downtime for maintenance, and allows quick upgrading of a single component (such as the computer's central processing unit) without having to replace or tear down and rebuild the entire computer. We have also patented the Stable power supply unit that greatly enhances the energy performance and cooling operations inside a computer case. These products save substantial time and financial resources for both users and technical support staff. As of the date of this filing, we have commenced sales of the Cablety, although sales have been modest, we expect them to increase later in 2005. We have not had any sales of the VersaCase computer enclosure or Stable power supply.

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

The Cablety, VersaCase, Stable power supply and Breeze power supply will be marketed and sold through direct and indirect channels. After introducing the product to North America, we will expand to Europe, Asia/Pacific, and Latin America, although not necessarily in that order. The unique total modularity of VersaCase and related products enables the end-user to save considerable time and money, whether the product is utilized as a personal computer (PC) or as a server in a network of computers. Due to the mission-critical nature of computer network activities, our primary marketing efforts for the VersaCase are directed at server applications. We will also market to high-end PC users concerned with complex, high quality computer systems, and expect these users to be strong early adopters of the VersaCase technology.

Unitrend's corporate headquarters is in Toledo, Ohio. The company currently employs three people, and expects to grow to approximately five people by late 2005.

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

Currently, we have nine United States patents issued and eight United States patent applications pending. We also have nine registered trademarks and service marks. There can be no assurance that any new patents will be issued, that we will continue to develop proprietary products or technologies that are able to be patented, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our business and operating results.

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. There can be no assurance that these measures will successfully protect our intellectual property or that our intellectual or proprietary technology will not otherwise become known or be independently developed by competitors. In addition, the laws of various countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in the computer enclosure industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, computer enclosure companies may increasingly become subject of infringement claims. In the future, we may be notified that we are infringing on patent or other intellectual property rights of others. Although there are no pending or threatened intellectual property lawsuits against us, we may become the subject of litigation or infringement claims in the future. Any of these potential claims could result in substantial costs and diversion of resources and could have a material effect on our business, results of operations and financial condition.

INDUSTRY

The PC market is defined as shipments of desktops, portables and Intel-based servers priced under $25,000. About 154.7 million units were shipped worldwide in 2003, an 11.4 percent increase over the previous year, according to figures released by International Data Corporation (IDC). Gartner Inc., which uses slightly different measurement methods, calculated that 168.9 million units were shipped in 2003, a 10.9 percent increase over 2002. Domestic PC shipments totaled 57.7 million in 2003, a 12.4 percent increase from 2002 (tallahassee.com 1/15/04). In 2004, shipments reached
177.5 million units worldwide, up 14.7 percent from 2003 according to IDC. IDC also reports that domestic PC shipments totaled 58.3 million in 2004, a slight increase over 2003.

IDC expects a 9.7 percent increase in worldwide PC sales in 2005 over 2004. Domestic shipments are expected to grow to 62.7 million in 2005, a 7.6 percent according to IDC. Even though sales have slightly increased, the Company believes that worldwide PC sales will continue to increase in the coming years because of the replacement of outdated units. Market researcher IDC attributes the lower-than-expected growth to the delayed economic recovery in Japan and a cautious outlook in the United States. In 2004, pre-Year 2000 machines began to reach the end of their life cycles. This replacement cycle appears to be slowly under way. We believe that this will be the major reason for upgrading and/or replacing existing PCs, not technology innovations. Although these old PCs would normally have been replaced by now, economic uncertainty may have delayed new purchases. Simon Yates of research firm Forrester states, "helping to create strong PC demand is the fact that many businesses stretched their PC refresh cycles much longer than is really healthy and have gone beyond the existing warranties on this equipment, and Microsoft has finally killed off support for some of their older operating systems" (newsfactor.com 12/12/03). "While IT buyers in the United States have indicated firm intentions to buy in 2005, we have kept the U.S. forecast modest because of what we see as a host of risk factors," Roger Kay, vice president of client computing at IDC, said in a statement. "These factors include a recovery that appears to be getting long in the tooth, a lack of jobs growth, rising budget and trade deficits, persistently high oil prices, a Treasury-draining foreign war, rising interest rates, a stock market that continues to move sideways and record-low household savings rates." In the fourth quarter of 2002 these replacements began to occur with PC shipments to U.S. businesses with more than 500 employees per site growing by 13.9 percent from the fourth quarter of 2001 according to Dataquest. Dataquest also reports that in the same time period PC shipments to business with fewer than 500 employees per site increased by 5.4 percent over the same period in the previous year. Small and midsize businesses are changing their PC and server buying habits, choosing, for example, to purchase hardware from the manufacturer. Slower replacement cycles are among the challenges facing vendors. Business customers are in the middle of the replacement cycle that PC vendors have been anticipating for two years, but consumers have largely tapped themselves out after two years of keeping the PC market afloat amid slow business sales (Pcworld.com 1/19/05). Enterprises will continue to prioritize cost savings through optimization and extension of technology and solution investments that will make this a perfect environment for the introduction of the VersaCase and related products. Our product line will help reduce the costs associated with maintaining outdated machines.

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

Continuous Need to Upgrade. Both hardware and software components are updated at an astounding pace. Moore's Law states that processing power doubles roughly every 18 to 24 months. The rapid release of 12 Intel micro processing chips from the 8080 through the Pentium 4 over the last 25 years shows that Moore's observation is still remarkably accurate, while also demonstrating technology's rushing rate of change. A steady stream of software upgrades takes advantage of this additional processing power to create more powerful, intuitive, and stable software. We become increasingly dependent on the software, and thus the software upgrades, which in turn require upgrading the computer's memory, storage, or processing capabilities. There are many additional expenses associated with PC ownership, not just the base sticker price. A mid-range PC, featuring all the bells and whistles for a mere US$1,200, might have a
price tag of $4-6,000 or more.   The  average  annual cost of a PC for an
enterprise could be as low as $2-4,000 or as high as $13,000, IDC analyst Roger Kay told NewsFactor. 80 percent of what a PC costs over its life goes largely for support, including the labor costs for repairs. (newsfactor network 12/1/03).

Scalability. The ability to change internal components is essential for extending the investment in computer technology. There has been little change in recent years, but in 2005 the desktop PC may undergo transformations. A series of developments are combining to bring about the changes, with most of them centered on the new Balanced Technology Extended
(BTX) interface. The BTX interface specification provides a flexible standards-based form factor foundation that supports the implementation of new desktop technologies, including PCI Express and Serial ATA (TechWeb 1/23/04). It could take four to five years to implement.

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

UNITREND SOLUTION

We believe Unitrend is well positioned to offer solutions to many of the issues listed above. Cablety, VersaCase, Stable power supply and Breeze power supply were designed with these factors in mind, resulting in products that address these five areas: true open architecture; complete accessibility; rapid upgrade and maintenance; creative scalability and thermal stability.

True Open Architecture. The VersaCase achieves true open architectural design by allowing the combination of various technologies and/or peripherals from different manufacturers. VersaCase accepts all industry standard components, such as motherboard configurations from Intel. Because the case design and interchanging back plane apertures allow for the acceptance of any non-proprietary part, the consumer will not be restricted to using proprietary components. This significantly enhances the computer's value by allowing the owner to choose the best component for each repair, upgrade and/or life cycle rotation.

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

The Stable power supply is a two stage modular design that allows the user to rapidly remove the unit by simply lifting it out of its base for repairs, maintenance or upgrades. The Breeze power supply is based on Stable technology. With both, if a fan should need replaced, one would just need to remove the bad fan by popping it off the power supply unit and swapping in a new one. In effect, every minute saved by VersaCase, Stable power supply and Breeze power supply buys back two minutes of user and technical support time. The total cost of ownership for a computer built with VersaCase, Stable power supply and Breeze power supply is greatly reduced by allowing individual components to be upgraded. With other cases, many components such as back plane apertures cannot be changed and you are forced to discard the entire PC. You are forced to buy a whole new computer, leaving you with many perfectly good, but unusable, components. VersaCase allows you to merely upgrade the old component and continue on with using the rest.

Creative Scalability. The VersaCase provides unmatched flexibility. It can be used as a PC or a server. As a server, the unit can be used in a rack-mount application or as a stand alone unit. Up to fifteen 3 1/2" drives can be mounted internally onto three independent universal mounting racks, or six 5 1/4" drives can be mounted onto two independent universal mounting racks. Removable drive bay panels allow for any combination of drive sizes to be installed, including new 2 1/2" disk drives that were introduced to the market by the major drive manufacturers in 2004. Due to the inter-changeability of the components, hundreds of configurations are possible.

Innovative Thermal Stability. The Cablety is designed to lift internal cables and wires off the electronic system(s) board(s) and their microchips by holding them in a vertical position that allows heat that would otherwise be trapped in and around the computer's critical devices to escape and be vented out of the computer case. This increased airflow around the computer's electronics allows for a proper cooling environment making the system more stable and reducing heat induced failures. By organizing the internal wires and cables, dust and dirt build-up is reduced. Dust and dirt build-up inside of a computer will act as an insulator and cause thermal instability. The Stable power supply has two high quality plug-in cooling fans pitched at fifteen degrees to allow for the most efficient airflow throughout the computer case. Properly cooling the computer environment saves time and money that would otherwise be spent in replacing damaged parts due to heat induced failures.

In summary, the VersaCase, Stable power supply, Breeze power supply and Cablety offers new technology to the market, which gives you the ability to easily maintain, upgrade and cool your system while providing unsurpassed configuration options. VersaCase, Stable power supply, Breeze power supply and Cablety simplify changes and extend the life of computers, saving substantial time and money for both companies and individuals.

COMPETITION
and Cablety simplify changes and extend the life of computers, saving We compete in the wire management, computer enclosure and computer power supply markets. The first product that has been sold by the Company is the Cablety (wire management device(s)), with initial sales focus on large domestic distributors and computer original equipment manufactures (OEM). Within the wire management market we may encounter competition from domestic manufactures and distributors. To our knowledge, no competing company, such as ITW Fastex or Panduit, offers a product with all the benefits and features of the Cablety. The next products to be offered will be the Stable power supply and the Breeze power supply, with initial sales focus on OEM and VAR (Value Added Resellers) sales. The computer power supply market is intensely competitive. Within the power supply market we will encounter competition from domestic manufactures and distributors. The only competing company that offers a product that delivers some scalable and versatile technology is Ultra Product's X-Connect power supply. The fourth product to be sold will be the VersaCase computer enclosure, initially focusing on the high-end PC and entry-level server segments. The computer enclosure market is intensely competitive. Within the enclosure, power supply and wire management markets, we will encounter competition primarily from large domestic manufacturers and distributors such as, California P.C. Products, Portwell, Inc. and Antec, Inc. To our knowledge, no competing company offers an enclosure that contains all the features and benefits of the VersaCase.

As noted above, some major computer assembly firms, e.g., IBM, Gateway, Acer, and Dell, have introduced PC models that contain some modular features that are found in a VersaCase and or Stable or Breeze. No one, however, has designed or introduced a model(s) that delivers all the scalable and versatile technology that our technology offers.

We will also encounter strong competition from international computer enclosure, power supply and wire management companies who sell to worldwide original equipment manufacturers and distributors. These international companies also set up their own distribution networks in international markets, including the United States. The international market is extremely competitive due primarily to aggressive pricing. Examples of international companies include: EverCase Technology, Inc., Addtronics Enclosures, Inc., Lead Year Enterprises Co. Ltd., Evergreat Computer Tech Corporation and Chieftec Industries Co. Ltd.

The Cablety is a new concept in computer wire and cable management and as such we hope to set new industry standards with its introduction to the markets. Retail pricing on a Cablety kit has been established at $12.99. A kit includes three Cabletys, three base mounts, three mounting screws, three hex nuts and three 3M adhesive pads. Kits and individual components are also available to OEMs on a bulk basis to fit whatever their requirements may be. The Cablety is currently available in light blue and flame orange. Other colors will be added in the future. The Stable power supply is more expensive to purchase than traditional PC power supplies, with a retail price around $125 for the low wattage, entry level model. However as power output (in wattage) increases in medium to high-end models, Stable becomes very competitive in price and offers numerous features and benefits not offered by any competitor. The target price for the Breeze power supply is around $90. This is fairly competitive with others on the market. The VersaCase is more expensive to purchase than traditional desktop computer enclosures, with a retail price around $325, the price will depend on whether the customer chooses the Stable power supply or the Breeze power supply. The VersaCase will also include cables. This price is competitive when compared to higher-end rackmount server enclosures. We will compete in the computer enclosure market by demonstrating the value of the features and benefits of VersaCase. We separate ourselves from other companies now offering computer enclosures by focusing on common sense solutions. VersaCase is convertible technology. Accordingly, it may be used as a single unit, in multiple stacks, rack-mount configuration, or as a workstation. It can be used in a variety of applications including, but not limited to file servers, disk arrays, duplicators, and e-mail servers. Further, non-proprietary components can be used to configure a computer for a specific application, and possibly achieve lower operating costs.

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

Increasing Market Share. Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. The Cablety was introduced to the market in the fourth quarter of 2003 and we have experienced modest sales. We anticipate sales to grow as we move forward into 2005. Once VersaCase is introduced, we expect that there will be significant interest across a number of market segments. The VersaCase is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

Acquiring Other Business Entities. In order to expand our technological and market capabilities, we may consider the pursuit of other companies. Such acquisitions may include core and non-core entities. A core entity may be a research and development group, and a non-core firm could be one that might enhance our production process.

Leveraging Strategic Relationships. We intend to leverage our relationship with companies that complement our mission. For instance, the uniqueness of Cablety, Stable, Breeze and VersaCase technology will create opportunities for us to establish strong relationships with key distributors. These distributors will be able to offer their clients a product that is very competitive and distinctive. We have been approached by distributors to consider a channel relationship or exclusive position with them. While we must maintain a broader market focus, we may selectively enter into agreements that would enhance market credibility and penetration.

Recruiting and Retaining of Key Personnel. An entrepreneurial spirit that was based in creativity, risk and reward drove the birth of this company. We intend to maintain this quality by offering competitive salary and incentive compensation. Our overriding human resources philosophy is to build a corporate culture that supports the success of each employee, as well as the Company.

MARKETING AND SALES

We are implementing brand-building strategies for Unitrend, Cablety, Stable power supply, Breeze power supply and VersaCase. Our brand objective is to identify emerging trends in computer-related technologies and to provide streamlined solutions that make those technologies more user friendly. We will continue to build equity in our brands by promoting the unique and patented features of our products via multiple mediums to diverse market segments.

The Cablety wire management system is the first product we began to market. Unitrend has entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase, Stable, Breeze and any future products developed by Unitrend. The Cablety will be marketed through various channels including, but not limited to, value added re-sellers (VARs) and original equipment manufacturers (OEMs). VersaCase and Stable power supply will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. The Breeze will be marketed as a replacement for the standard slim power supply commonly used in mini towers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

In April 2004, Unitrend along with a representative from Titan Technologies participated in RetailVision Spring 2004. RetailVision Spring 2004 is a trade show that allows the manufacturer to sit face to face with potential retailers and distributors in the computer industry. Unitrend presented to representatives that comprise approximately 90% of the computer industry's manufacturers and/or distributors. Positive results of this show include agreements signed with Micro Center, Inc., TigerDirect.com and Zones, Inc. Micro Center, Inc. offers a huge selection of competitively priced, high-quality products, and a wealth of information to help customers make informed buying decisions. Micro Center has twenty nationwide retail stores along with an online retail site. Currently, the Cablety may be purchased at www.microcenter.com. TigerDirect.com carries the world's largest selection of computer components, making them the reseller of choice for the "build-it-yourselfer." Zones, Inc. and their affiliates are single-source, multi-vendor direct marketing resellers of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts and sells product through outbound and inbound call center account executives, specialty print and e-catalogs, and the Internet. The Cablety is available for purchase at www.zones.com. In August 2004, Unitrend exhibited at the Zones Accessories Training Fair where representatives from Unitrend showed the benefits of using our product line. This show was attended by only Zones sales and marketing representatives in order for them to learn about all the products that Zones carries. In September 2004, Unitrend attended the Gartner System Builders Summit. This show is the leading event for the white box market. Vendors and resellers meet at this show to explore new technologies and build strategic relationships. Unitrend established relationships with interested vendors for when our product line is in full production. In early April 2005, Unitrend exhibited at the FOSE trade show. FOSE is the most comprehensive technology event serving the government marketplace. The U.S. government is the largest buyer of technology in the world, which made this show the most efficient way for Unitrend to reach government customers. At this show we introduced the Breeze power supply and the "new" flame orange Cablety with the industrial/military safety wire capabilities. We also exhibited the VersaCase and Cablety kits. Many government agencies reviewed our products and gave us positive feedback. Many leads were made to place beta units within the government for testing.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

PRODUCTS

The Cablety wire management system has been available since the fourth quarter 2003.

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

      * New version includes military/industrial safety wire capabilities for security seals and tagging.

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

      *  Emergency "Kill Switch" connector.

      *  Standard "Slim" power supply footprint.

      *  Available in three power sizes: 400 Watts, 450 Watts and 500
         Watts.

      * Optional battery pack option allows for repairs, maintenance, or upgrades with the power on.

VersaCase is our first patented product. The VersaCase has undergone an extensive development process. Five developmental VersaCase prototypes have been developed, including the yet to be released production-level beta units. These units will undergo rigorous in-house testing as well as field placement at selected government sites, which will mirror our more prominent market segments.

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

      * Front mounted DB connector for easy laptop docking or serial, SCSI, USB, WiFi and parallel connections.

      * Front DB connector can be swapped with a wireless infrared connecting port.

      * High-security tumbler lock to protect against unauthorized entry into the computer's interior.

      * Easy to read control panel with LED readouts for diagnostic activity.

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

      * Removable and interchangeable back plane for simple upgrading of equipment.

      *  Back plane lockdown removes need for screws.

      * Optional 10, 12, or 16 slot back planes available for AT,ATX, BTX, Passive back plane and other designs.

      * Includes Stable power supply (when available) or Breeze power supply (when available) or allows the use of standard Slim power supplies mounted in either a horizontal or vertical position.

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

The Breeze power supply premiered at the FOSE 2005 show. Its features include:

      *  Built with patented Stable technology.

      * Independent cable sockets for rapid installation or removal of power supply.

      *  Reduces cable clutter by allowing use of only necessary cables.

      *  Removable external fan.

      *  Fits in standard slim power supply form factor.

      *  Available in three power sizes:  350 Watts, 400 Watts and 450
         Watts.

OPERATIONS

For the design and development of our products, we rely on our founder, Mr. Conrad Jelinger, our project coordinator, Mr. Jon Osborne, and New Product Innovations, Inc. (NPI). In addition, NPI and Mr. Osborne will select principal suppliers based on experience and pricing considerations.

New Product Innovations, Inc. (NPI). NPI is a joint venture between GE Plastics, a division of General Electric, Inc. (GE) and Fitch, Inc., a Cordiant company. NPI, along with Fitch, will complete product development, obtain agency approvals (UL, FCC, CE, CI, etc.), Mil-Spec the products for Military/Government use and engage in product branding and positioning. Furthermore, NPI will design the manufacturing processes, establish ISO and Six Sigma procedures and build the necessary tooling to develop a flexible, high volume output capability for Unitrend's product lines. Upon completion of the manufacturing development process, NPI will utilize GE's "Global Network" to produce our products and deliver completed units ready for resale and shipment.

RESEARCH AND DEVELOPMENT

Apart from tooling costs of $1,535,757, as of December 31, 2004, we have invested $566,515 in research and development. To date, our primary focus had been the development of the VersaCase. In January 2003, our focus shifted to the Cablety wire management system. The Cablety can be used in any standard computer as well as an accessory for the VersaCase. We began selling product in the fourth quarter 2003. We are continuing to develop accessories, like the Cablety, that will further enhance the VersaCase, and allow for further customization. It is our intent to continue to innovate by developing similar products that will enable a computer user to save time and money while upgrading and repairing his or her computer. Other product designs are also on the drawing board. There is no guarantee that any of these products will become viable revenue sources.

We believe timely introduction of new and enhanced products will be essential to maintaining a competitive edge. However, we make no representation or guarantee that we will be able to establish or maintain a competitive edge in the marketplace. Consequently, the human and financial commitment to research and development will increase proportionately to meet these demands.

At December 31, 2004, we had a total of three full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. We consider our employee relations to be good.

Item 2.   Properties

Unitrend's headquarters comprise approximately 10,000 square feet of space in an office building owned by the Company at 4665 West Bancroft Street, Toledo, Ohio 43615. The building houses the Company's principal executive offices, as well as limited laboratory and technical development space.

Item 3.   Legal Proceedings

In 2004, Unitrend filed a claim for damages in the Wayne County Circuit Court, State of Michigan, against a third party. Unitrend seeks $1,000,000 plus exemplary damages, including actual costs and attorney's fees. If Unitrend is able to recover damages, it will be used to purchase additional assets.

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

OVERVIEW

We invent and market computer-related products designed to make technology simple, accessible and affordable through modularity. We have exclusive rights to patented and patent pending products and technology for certain computer-related products. Our Cablety wire management system was released to the marketplace fourth quarter 2003. The Stable power supply, Breeze power supply and VersaCase computer enclosure system will follow in 2005. Our VersaCase computer enclosure system allows users to quickly access computer components by incorporating a pull-drawer design of high modularity, thus reducing downtime and extending the service life of information technology.

We are a development stage company that commenced operations in April 1996 and has incurred significant losses since that date. In 1998, we acquired Server Systems Technology, Inc. (SSTI), a related Ohio corporation formed September 27, 1994. SSTI held the patent on technology crucial to the
VersaCase line of products. We acquired SSTI in a stock-for-stock exchange. Also in 1998, we incorporated Osborne Manufacturing Inc. (OMI) as an Ohio Corporation to function as the business entity for a joint venture between our Company and one of our employees. In 2002 OMI was dissolved because management believed that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. To date, we have had minimal revenues from sales of our patented and patent pending products, but have relied on private financing and loans from our founder. Furthermore, we have not yet been profitable since our inception and expect to incur additional operating losses in 2005 as we ramp up for production and sales of our entire product line. As of December 31, 2004, we had an accumulated deficit in the development stage of approximately $13,617,000. At December 31, 2004 we had available net operating loss carry forwards of approximately $8.2 million for federal income tax reporting purposes that begin to expire in 2011. Due to uncertainty as to the ability of the Company to be utilizing, the net operating loss has been fully reserved. To date our operations have consisted predominately of sales of the Cablety and incidental sales of computer components while we have principally concentrated on the progression of the VersaCase enclosure and related products. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses through 2005. Expenses incurred have been primarily for development of the Cablety wire management system, Stable power supply and VersaCase enclosure system, tooling and administrative support. We expect to incur significant engineering, pre-production, sales, general and administrative expenses, and as a result, we will need to generate significant revenue to achieve profitability. Additionally, our lack of operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters. Although our core management team has worked together for several years, none of the present members of management has extensive experience in managing a large public business in the computer industry. We intend to hire accomplished individuals in the industry to supplement our current management team. However, we cannot assure that we will be able to attract and retain such persons.

The Company has conducted extensive research and development activities since its inception at a variety of levels. Such activities have primarily focused on market research, marketing, sales and distribution, current technologies, emerging technologies, manufacturing, tool production and analysis, engineering (structural, mechanical, and electronic/electrical) and product development. The Company has engaged various consultants to assist in some of these matters. The Company initially had a two to three year time line for developing and placing its initial products into the market. However early in 1998, toward the end of the initial product development cycle, the computer industry announced sweeping changes to its 20-year old standard in internal design layouts. These changes caused the computer industry to adopt a new standard. Substantial changes in the future are not to be expected for at least five years, but this is not a certainty. These changes caused the Company to redesign its products prior to commencement of the development of tooling and dies. The changes caused delays and deviations from the initial timeline. An additional delay was caused by the Company's underestimation of the complications involved in developing the tools and dies necessary to produce the Company's products (up to six months may be required per tool). Additionally, a significant number of these tools cannot be built concurrently with one another because the parts produced by the core tool must be compared and checked against industry standards before other tools based upon that part may be engineered. The VersaCase product alone has more than 200 parts, with most of those components having been invented by the Company. To build the
VersaCase more than 40 tools have to be designed, machined and built. The total cost for tooling to date is $1,535,757 with an additional $1,000,000 needed to replace a portion of our tools on an expedited basis. $4,211,203 will also be needed to complete tooling, and for various marketing activities provided by New Product Innovations, Inc. including but not limited to developing a selling proposition, conduct naming and nomenclature, developing branding elements and launch material formats, design a trade show exhibit booth, and further develop the web site prior to full-scale production of the Stable power supply and VersaCase. In 2004, we spent $28,600 on two production quality tools for the Cablety wire management system. In 2003, we spent $37,728 on pre-production tooling for the Cablety. Nothing was spent on tooling for any of our products in 2002 or 2001. We believe tooling costs will increase as we move forward with changes to our current product line and the development of new products.

The Company has applied for seventeen patents with respect to its products of which nine have been granted to date. Patent prosecution is also a source of delay and considerable expense for the Company. To fully prosecute a patent may take several years, depending on the type of patent and the number of competing or similar patents. However, the Company believes that patenting its products is key to protecting the value of its ideas and its business plans. In addition to hiring patent attorneys, engineers and designers as consultants to help develop the Company's products, the Company has also hired consultants to help with the marketing of its products. In 2003, the design of the Cablety was finalized, the initial production tool was completed and production of the Cablety began. At the present time, the re-design of the VersaCase and Stable power supply are near completion and the Company has produced several VersaCase prototypes. The tools and dies necessary to manufacture these products have been designed and engineered and "soft" tools have been produced in order to enable the Company to produce the prototypes. Funds are still required in order to finish product development, position the product, develop manufacturing and assembly operations and purchase the raw materials which will enable the Company to go into full-scale production of the VersaCase, Stable power supply and Breeze power supply. Obviously, as the Stable power supply, Breeze power supply and VersaCase products near completion, it will be necessary for the Company to hire additional staff in order to ramp up its ability to produce, market and distribute this product. The Company expects to continue to hire additional staff to meet its business challenges, as it gets closer to full-scale operations.

We expect that our initial revenues will primarily be derived from direct sales of our Cablety wire management system to major original equipment manufacturers (OEMs). We expect that substantially all of our revenue through the fourth quarter of 2005 will be derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. In addition to revenue derived from direct sales, we expect that revenue through indirect distribution channels will increase in future periods. Where strategically beneficial, we believe that we will be able to enter into strategic alliances with companies focusing on the development of computer peripherals, logic boards and power supplies. To date, we have not entered into any such alliances, and the creation of such alliances cannot be guaranteed.

The Cablety wire management system is the first product we have marketed. Sales of the Cablety began via our website in the fourth quarter 2003. The Cablety has been marketed through various channels including, but not limited to, value added re-sellers (VARs), and original equipment manufacturers (OEMs). We intend to target organizations such as the government and the military. VersaCase and Stable power supply will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Unitrend had no significant revenues in the year ended December 31, 2004 ("2004") or in the year ended December 31, 2003 ("2003"). In the fourth quarter 2003, Unitrend began to produce and sell the Cablety wire management system. Revenues were modest in 2004 because during the year Unitrend had developed a new marketing program and just began to implement it during the last half of 2004. This program includes, but will not be limited to, trade and consumer advertising, public relations and trade shows. Unitrend anticipates not being classified as a development stage enterprise sometime during 2005.

Unitrend incurred an operating loss of $624,263 in 2004, compared to an operating loss of $256,140 in 2003, an increase of $368,123. The Company incurred additional fees and interest on a previous settlement agreement and recorded marketing and trade show expense in 2004 where there was zero recorded in 2003; these are the primary reasons behind the increase in our operating loss for 2004 as compared to 2003.

The Company had zero in research and development expenses during the year ended December 31, 2004 as compared to $36,572 for the year ended December 31, 2003. Mr. Jelinger performs many internal research and development functions for Unitrend of which he does not collect or accrue a salary. We believe that research and development expenses with outside firms will increase as we go forward due to the contract entered into with NPI to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we continue to produce the Cablety, our first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable power supply, VersaCase and Breeze power supply. There was $28,600 spent on tooling in 2004 and $37,728 spent on tooling in 2003, we anticipate this to continue to increase as we move forward. The total future tooling commitments that has been contracted as of December 31, 2004 totaled $316,420.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and accounting services, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses increased to $621,078 in 2004 from $218,641 in 2003, an increase of 184%. This change was due primarily to increases in professional fees, litigation expense and payroll and related employee benefit costs of approximately $318,000 during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Professional fees and litigation expense increased during 2004 compared to 2003 because of an increase in the use of Unitrend's outside attorneys for patent related matters, reviewing contracts and general legal work. The Company saw additional increases in trade show expense, marketing expense and stock registration fees of approximately $27,400, $22,500 and $11,100 respectively. The Company did not experience many significant decreases other than in repair and maintenance expense of approximately $7,700. We expect that selling, general and administrative expenses will continue to increase in the future as we hire additional personnel, expand our operations domestically, initiate additional marketing programs, establish sales relationships and incur additional costs related to the growth of our business and our operations as a public company.

During 2004 and 2003, there were no stock options granted to non-employees under our 1999 Stock Option Plan. As of December 31, 2004, 14,472 total options remain exercisable by non-employee consultants at a strike price of $0.50 each. Options to non-employee consultants were recorded as consulting expenses and disclosed as selling, general and administrative expenses in the Company's accompanying financial statement, using the fair market value of the services rendered or the options granted on the date of issuance. During 2004, 200,000 options expired and 19,000 options were exercised.

Accrued payroll and related taxes increased to $863,160 at December 31, 2004 as compared to $749,310 at December 31, 2003, respectively. The primary reason behind this increase is Mr. Jelinger forgiving approximately $199,000 of his accrued salary in 2003, this did not happen in 2004.
Unitrend notified all Unitrend employees on January 1, 2001 that due to insufficient funding, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, Unitrend decided that payroll expense would resume and has accrued wages since then. Interest expense decreased to $14,541 in 2004 compared to $24,798 in 2003, a decrease of 41%. The decrease in interest expense can be attributed to Mr. Jelinger no longer accruing interest on funds he personally loaned the Company in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily through private placements of equity securities, which provided aggregate net proceeds of approximately $2,630,000 and net loans from founder received from inception of $3,566,000. At December 31, 2004, our cash balance was $427. Since that date, we have received additional proceeds from founder's loans and the Company's cash position fluctuates. The Company expects founder's loans to continue funding the Company's operations until the time that such loans are not necessary. In 2004, Mr. Jelinger, our founder, forgave debt of $373,909. The cash requirement needed to complete production tooling, infrastructure, manufacturing development and marketing of the VersaCase, Stable power supply and Breeze power supply is approximately $4,200,000, of which $316,420 is contractual committed to as of December 31, 2004. The cash requirement needed for another round of production tooling, infrastructure, manufacturing development and marketing of the Cablety is approximately $112,000. Final product development of the Cablety began in January 2003 and production began in the fourth quarter 2003. Production of the Stable power supply and VersaCase could feasibly start in mid to late 2005 and would require approximately $5,000,000 to begin initial ramp-up production for a 90 day period.

Net cash used in operating activities for the years ended 2004 and 2003 was $443,122 and $266,028, respectively. Our net cash flow used in investing activities was $28,600 in 2004 and relates to the launch of two production tools for the Cablety. In 2003, our net cash flow used in investing activities was $37,958 and is attributed to the initial pre-production tool for the Cablety. Net cash inflow from financing activities was $468,972 in 2004 and $307,112 in 2003 and relates primarily to funds contributed to the Company by Mr. Jelinger.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the Company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the Company to commence manufacturing of its VersaCase product. Ultimately, the Company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the Company plans to raise sufficient funds through the advancement of monies by its founder and/or through a private placement. While funds advanced and raised from the founder may enable the Company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs.
Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.


NEW ACCOUNTING PRONOUNCEMENTS

None


Item 7.   Financial Statements

                                UNITREND, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                          December 31, 2004 and 2003


                                   ASSETS

                                                      (unaudited)  (unaudited)
                                                          2004         2003
CURRENT ASSETS
Cash                                                    $    427     $  3,178
Accounts Receivable                                          384           -
Inventory - Finished Goods                                 3,763       10,651
                                                      ----------   ----------
Total Current Assets                                       4,574       13,829

PROPERTY AND EQUIPMENT, at cost
Land                                                      67,485       67,485
Building and improvements                                351,168      351,168
Furniture and fixtures                                    65,496       65,496
Computer equipment                                       151,055      151,055
Computer software                                         46,719       46,719
Automobiles                                               15,937       15,937
Tooling and dies under construction                      940,007    1,507,157
                                                      ----------   ----------
                                                       1,637,867    2,205,017
Less accumulated depreciation                           (312,035)    (294,261)
                                                      ----------   ----------
Net property and equipment                             1,325,831    1,910,756
                                                      ----------   ----------
OTHER ASSETS
Patent licensing costs,
   net of accumulated amortization                        20,713       22,827
                                                      ----------   ----------

TOTAL ASSETS                                          $1,351,118   $1,947,412
                                                      ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable                                        $707,201     $623,626
Current portion of note payable                          171,047      185,330
Accrued expenses                                       1,209,271    1,172,433
                                                      ----------   ----------
Total current liabilities                              2,087,519    1,981,390
                                                      ----------   ----------
NOTES PAYABLE - RELATED PARTIES                           99,846           -
                                                      ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value                             3,805,098    3,795,598
Additional paid-in capital                             8,975,592    8,601,683
Deficit accumulated in the development stage         (13,616,938) (12,431,259)
                                                      ----------   ----------
Total stockholders' equity (deficit)                    (836,248)     (33,978)
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)   $1,351,118   $1,947,412
                                                      ==========   ==========




                                 UNITREND, INC.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
    For the Years Ended December 31, 2004, 2003, 2002 and for the period from the inception date of September 27, 1994 to December 31, 2004

                                           (unaudited)      (unaudited)      (unaudited)         (unaudited)
                                           Year Ended       Year Ended       Year Ended       September 27, 1994
                                           December 31,     December 31,     December 31,    (Date of Inception)
                                               2004            2003             2002         to December 31, 2004
                                          --------------   --------------   --------------   --------------------
Sales                                     $       5,853    $          84    $           -    $             6,540

Cost of Sales                                    (9,038)          (1,010)               -                (10,049)
                                          --------------   --------------   --------------   --------------------

Gross Loss                                       (3,185)            (927)               -                 (3,509)

Research and
  development expenses                                -          (36,572)               -               (566,515)

Selling, general
  and administrative expenses                  (621,078)        (218,641)        (998,755)           (12,152,988)
                                          --------------   --------------   --------------   --------------------
Operating loss                                 (624,263)        (256,140)        (998,755)           (12,723,012)

Other income                                   (546,875)               -                -               (546,875)

Interest income                                       -                -                -                  1,546

Interest expense                                (14,541)         (24,798)         (52,182)              (324,629)
                                          --------------   --------------   --------------   --------------------
Net loss before cumulative
  effect of change in
  accounting principle                       (1,185,679)        (280,938)      (1,050,937)           (13,592,970)

Cumulative effect of change
  in accounting principle                             -                -                -                (23,968)
                                          --------------   --------------   --------------   --------------------
Net loss                                  $  (1,185,679)   $    (280,938)   $  (1,050,937)   $       (13,616,938)
                                          ==============   ==============   ==============   ====================
Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                               $       (0.02)   $       (0.00)   $       (0.01)   $             (0.20)

Cumulative effect of change in
  accounting principle                                -                -                -                      -
                                          --------------   --------------   --------------   --------------------
Net loss                                  $       (0.02)   $       (0.00)   $       (0.01)   $             (0.20)
                                          ==============   ==============   ==============   ====================
Weighted average shares
 outstanding used to compute
 basic and diluted loss
 per share                                   70,390,770       70,371,770       70,371,770             68,279,597
                                          ==============   ==============   ==============   ====================



                               UNITREND, INC.
                        (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               For the Years Ended December 31, 2004, 2003 and 2002
                                   (unaudited)


                                                           Deficit
                                                         Accumulated
                           Common Stock     Additional    During the
                         ----------------     Paid-in    Development
                        Shares      Amount    Capital       Stage      Total
                      ---------- ---------- ---------- ------------- ----------

BALANCE -
DECEMBER 31, 2001     69,895,580  3,557,503  8,023,695  (11,099,384)    481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002    476,190    238,095          -             -    238,095

Net loss - 2002                -          -          -   (1,050,937) (1,050,937)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2002     70,371,770  3,795,598  8,023,695  (12,150,321)   (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003            -          -    577,988             -    577,988

Net loss - 2003                -          -          -     (280,938)   (280,938)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2003     70,371,770  3,795,598  8,601,683  (12,431,259)    (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14,2004         19,000      9,500                               9,500

Majority stockholder
  forgives loans on
  March 31, 2004                               136,832                  136,832

Majority stockholder
  forgives loans on
  June 30, 2004                                237,077                  237,077

Net loss - 2004                                          (1,185,679) (1,185,679)
                      ---------- ---------- ---------- ------------- -----------
BALANCE -
DECEMBER 31, 2004     70,390,770 $3,805,098 $8,975,592 $(13,616,938)  $(836,248)
                      ========== ========== ========== ============= ===========




                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
   For the Years Ended December 31, 2004, 2003, 2002 and for the period from the inception date of September 27, 1994 to December 31, 2004

                                          (unaudited)   (unaudited)    (audited)        (unaudited)
                                                                                     September 27, 1994
                                          Year Ended    Year Ended    Year Ended     (Date Of Inception)
                                          December 31,  December 31,  December 31,      to December 31,
                                              2004          2003          2002               2004
                                        ------------  -------------  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $(1,185,679)  $   (280,938)  $ (1,050,937)     $(13,616,938)
                                        ------------  -------------  -------------     -------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                 -              -              -            23,968
    Options issued for services                    -              -              -         5,326,989
    Depreciation & amortization               19,890         22,996         27,504           354,267
    Loss on disposal of property
     and equipment                           595,750              -          8,158           608,643
    Bad debt                                       -              -              -            42,157
    Accrued interest income                        -              -              -            (3,091)
    Common stock issued for services               -              -              -            10,000
  Increase in operating assets:
    Accounts receivable                         (384)             -              -              (384)
    Inventory                                  6,888        (10,651)             -            (3,763)
    Prepaid expenses                               -              -              -                 -
  Increase in operating liabilities:
    Accounts payable                          83,575         (1,328)       121,984           707,201
    Accrued expenses                          36,838          3,893        821,377         1,424,961
                                         ------------  -------------  -------------     -------------
    Total adjustments                        742,557         14,910        979,023         8,490,948
                                         ------------  -------------  -------------     -------------
  Net cash used in operating activities     (443,122)      (266,028)       (71,914)       (5,125,990)
                                         ------------  -------------  -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs               -              -              -           (31,723)
  Purchase of property and equipment         (28,600)       (37,958)             -        (2,277,022)
  Proceeds from sale of property and
   equipment                                       -              -              -            10,941
  Loans to related parties                         -              -              -           (18,191)
  Loans to other entities                          -              -              -           (23,916)
  Repayment from employee                          -              -              -             3,041
  Payment of organizational cost                   -              -              -           (30,168)
                                         ------------  -------------  -------------     -------------
  Net cash provided by (used in )
   investing activities                      (28,600)       (37,958)             -        (2,367,038)
                                         ------------  -------------  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                            -              -              -            (5,448)
  Loans from stockholder                     473,755        333,095         85,938         3,565,944
  Proceeds from note payable                       -              -              -           290,000
  Payment on note payable                    (14,283)       (25,983)       (14,207)         (118,953)
  Proceeds from sale of common stock
   and exercise of stock options               9,500              -              -         2,629,063
  Payments for stock recissions                    -              -              -          (134,170)
  Sale of stock subject to recission
   for cash                                        -              -              -         1,267,020
                                         ------------  -------------  -------------     -------------
  Net cash provided by financing
   activities                                468,972        307,112         71,731         7,493,456
                                         ------------  -------------  -------------     -------------

    Net increase (decrease) in cash           (2,751)         3,126           (183)              427

Cash - beginning of period                     3,178             52            235                 -
                                         ------------  -------------  -------------     -------------
Cash - end of period                     $       427   $      3,178   $         52      $        427
                                         ============  =============  =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                            $     7,069   $     24,798   $     13,992      $    173,682


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $373,909 during the year ended December 31, 2004. The President/Majority Stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                 PART III
Item 9.   Directors, Executive Officers and Key Employees

            Name            Age     Position with the Company

    Conrad  A.H. Jelinger   52      President, Chief Executive Officer,
                                    Chairman, interim CFO and Director
    Kathleen M. Farley      30      Executive Vice President
    Robert J. Hayes         48      Director
    Martha A. Moloney       66      Director


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

                                                       Number
                                                     of shares
Name and                                             Underlying  Other Annual
Principal Position        Year     Salary     Bonus   Options    Compensation
------------------------------------------------------------------------------
Conrad A.H. Jelinger      2004     $    --    $ --         --       $  --
CEO, President,           2003          --      --         --          --
Chairman, interim CFO     2002          --      --     23,810          --


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's shares of common stock as of March 31, 2005, by (i) all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) all Directors; and (iii) all Officers and Directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the common stock beneficially owned.

                                            Beneficial Ownership
                                            --------------------
Stockholder                           Number of shares       Percent (1)
-----------                           ----------------       -----------

Conrad A.H. Jelinger                    43,333,045(2)           58.5%
 4665 West Bancroft St.
 Toledo, OH  43615

Eric V. Jelinger                         7,750,000              10.5%
 4665 West Bancroft
 Toledo, OH  43615

Martha Moloney                              95,800               0.1%
 4665 West Bancroft
 Toledo, OH  43615

Kathleen M. Farley                       1,428,334(3)            1.9%
 4665 West Bancroft
 Toledo, OH  43615


Total for Beneficial Owners
 and Management                         52,607,179              71.0%

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



                              UNITREND, INC.


Date: April 13, 2005       By:   /s/ Conrad A.H. Jelinger
                               ________________________________________
                               Conrad A.H. Jelinger, President,
                               Chief Executive Officer, Chairman,
                               interim CFO and Director
                              (Duly Authorized representative)

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Conrad A.H. Jelinger
_____________________________
Conrad A.H. Jelinger,
President, Chief Executive Officer,
Chairman, interim CFO and Director
(Principal Executive and Financial Officer)

Date: April 13, 2005





/s/ Martha A. Moloney
_____________________________        _____________________________
Martha A. Moloney,                   Robert J. Hayes,
Director                             Director

Date:  April 13, 2005                Date: