Form 10QSB
period 2005-03-31
UNITREND INC
filed 2005-05-12
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2005


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

Number of shares of registrant's common stock outstanding as of March 31, 2005:
70,390,770


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED MARCH 31, 2005

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at March 31, 2005 And December 31, 2004..   4

          Condensed  Statements  of  Operations  for  the three  months ended March 31, 2005,  2004 and for the period from September
          27, 1994 (date of inception) to March 31, 2005....................   5

          Condensed Statements of Cash Flows for the three months ended
          March 31,  2005,  2004 and  for the period from September 27,
          1994 (date of inception) to March 31, 2005........................   6

          Statements of Stockholders' Equity for the three months ended
          March 31, 2005 and for the years ended December 31, 2004, 2003
          and 2002..........................................................   7

          Notes to Condensed Financial Statements.........................   8-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................10-12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    12


Item 2.   Changes In Securities And Use Of Proceeds.......................    12

Item 3.   Defaults Upon Senior Securities.................................    12


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibit.........................................................    12

          Signatures......................................................    13


This quarterly report on Form 10-QSB is for the three months ended March 31,2005 This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                                UNITREND, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                      March 31, 2005     December 31,2004
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $         1,132     $           427
  Accounts Receivable                                             452                 384
  Inventory - Finished goods                                    9,296               3,763
                                                      ----------------    ----------------
    Total current assets                                       10,879               4,574

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,496              65,496
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                         940,007             940,007
                                                      ----------------    ----------------
                                                            1,637,867           1,637,867
  Less accumulated depreciation                              (316,196)           (312,035)
                                                      ----------------    ----------------
    Net property and equipment                              1,321,671           1,325,831
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            20,184              20,713
                                                      ----------------    ----------------

    TOTAL ASSETS                                      $     1,352,734     $     1,351,118
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       731,365     $       707,201
  Current portion of note payable                             166,875             171,047
  Accrued expenses                                          1,189,437           1,209,271
                                                      ----------------    ----------------
    Total current liabilities                               2,087,678           2,087,519
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                               213,245              99,846
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,805,098           3,805,098
  Additional paid-in capital                                8,975,592           8,975,592
  Deficit accumulated in the development stage
                                                          (13,728,880)        (13,616,938)
                                                      ----------------    ----------------

    Total stockholders' equity                               (948,190)           (836,248)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,352,734     $     1,351,118
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                (unaudited)
                                                         (unaudited)         (unaudited)    September  27, 1994
                                                     Three Months Ended  Three Months Ended (Date of Inception)
                                                       March 31, 2005      March 31, 2004    to March 31, 2005
                                                      ----------------    ----------------    ----------------
Sales                                                 $            68     $            32     $         6,608

Cost of Sales                                                    (235)               (156)            (10,284)
                                                      ----------------    ----------------    ----------------
Gross Loss                                                       (167)               (124)             (3,676)

Research and development expenses                                (786)                  -            (567,301)

Selling, general and administrative expenses                 (107,692)           (136,707)        (12,260,680)
                                                      ----------------    ----------------    ----------------

Operating loss                                               (108,644)           (136,831)        (12,831,656)

Other income                                                        -                   -            (546,875)

Interest income                                                     -                   -               1,546

Interest expense                                               (3,298)             (3,779)           (327,927)
                                                      ----------------    ----------------    ----------------
Net loss before cumulative effect of change
  in accounting principle                                    (111,942)           (140,610)        (13,704,912)

Cumulative effect of change in accounting principle                 -                   -             (23,968)
                                                      ----------------    ----------------    ----------------

Net loss                                              $      (111,942)    $      (140,610)    $   (13,728,880)
                                                      ================    ================    ================


Basic and diluted loss per share:

Before cumulative effect of change in
  accounting principle                                $         (0.00)    $         (0.00)    $         (0.20)

Cumulative effect of change in
  accounting principle                                              -                   -                   -
                                                      ----------------    ----------------    ----------------

 Net loss                                             $         (0.00)    $         (0.00)    $         (0.20)
                                                      ================    ================    ================

Weighted average shares outstanding used to
   compute basic and diluted loss per share                70,390,770          70,390,770          68,337,455
                                                      ================    ================    ================


                                   UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)       September 27, 1994
                                                     Three Months Ended  Three Months Ended  (Date Of Inception)
                                                        March 31, 2005     March 31, 2004     to March 31, 2005
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (111,942)    $      (140,610)    $   (13,728,880)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                 4,689               5,220             358,956
    Loss on disposal of property
     and equipment                                                  -                   -             608,643
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating assets:
    Accounts receivable                                           (68)                  -                (452)
    Inventory                                                  (5,533)                 13              (9,296)
    Prepaid Expenses                                                -

  Increase (decrease) in operating liabilities:
    Accounts payable                                           24,164              65,160             731,365
    Accrued expenses                                          (19,834)            (43,662)          1,405,127
                                                      ----------------    ----------------    ----------------
    Total adjustments                                           3,419              26,731           8,494,367
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                      (108,523)           (113,879)         (5,234,513)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -             (28,600)          (2,277,022)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -             (28,600)          (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                      113,400             136,832           3,679,344
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                      (4,172)             (4,833)           (123,125)
  Proceeds from sale of common stock
   and exercise of stock options                                    -               9,500           2,629,063
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                 109,228             141,499           7,602,684
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                               705                (981)              1,132

Cash - beginning of period                                        427               3,178                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $         1,132     $         2,197     $         1,132
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $         4,657     $         3,779     $       178,339


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $136,832 during the period ended March 31, 2004.

                                 UNITREND, INC.
                          (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2005
              And For the Year Ended December 31, 2004, 2003 and 2002
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2001       69,895,580   3,557,503   8,023,695   (11,099,384)     481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -              -     238,095

Net loss - 2002                  -           -           -    (1,050,937)  (1,050,937)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003              -           -     577,988              -     577,988

Net loss - 2003                  -           -           -      (280,938)    (280,938)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2003       70,371,770   3,795,598   8,601,683   (12,431,259)     (33,978)

Exercise of options
  at $0.50 per share
  on January 14,2004        19,000       9,500                                  9,500

Majority stockholder
  forgives loans on
  March 31, 2004                                   136,832                    136,832

Majority stockholder
  forgives loans on
  June 30, 2004                                    237,077                    237,077

Net loss - 2004                  -           -           -    (1,185,679)  (1,185,679)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2003       70,390,770   3,805,098   8,975,592   (13,616,938)    (836,248)

Net loss for the
  period ended
  March 31, 2005                                                (111,942)    (111,942)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
MARCH 31, 2005          70,390,770  $3,805,098  $8,975,592  $(13,728,880)  $ (948,190)

                        ==========  ==========  ==========  =============  ===========



                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED MARCH 31, 2005
                NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2005. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed with the purpose of expanding the useful life of computer technology through our patented computer enclosures, power supplies and related products that will ultimately be sold to a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the Company personnel have concentrated on the research and development of its products and procuring the necessary patents on its technology. To date, the Company has been issued nine United States patents with eight patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow us to record this valuation on the balance sheets, we can only account for the direct costs involved in obtaining a patent. We also have nine registered trademarks and service marks. As of March 31, 2005, expenses incurred have been primarily for administrative support, obtaining patents, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $13,729,000.

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

In early 2003, research and development began on the Cablety wire management system. Designs were finalized and a tool was built to produce the Cablety. Production of the Cablety began late in the fourth quarter of 2003 and the Cablety was made available for sale over our e-commerce site. As of the date of this filing, sales have been modest, but we anticipate sales to increase as we move forward and concentrate on marketing our products through direct and indirect channels. In 2005, we hope to finalize any design changes to the VersaCase, Stable power supply and Breeze power supply.

On March 1, 2004, Unitrend entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase, Stable power supply and any future products developed by Unitrend. The first product that has been sold by the Company is the Cablety, with initial sales focus on large domestic distributors and original equipment manufacturers
(OEMs). We will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. In March 2004, R & R Plastics began building a high volume production tool for the Cablety with new industrial/military "Safety Wire" capabilities molded into it. This tool was completed in June 2004. Each tool is a four-cavity mold and together are capable of producing 35,000 kits per week. Molding, assembly and distribution of the Cablety components will be performed by a local outside vendor.

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

RELATED PARTY PAYABLE
In the past, there were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of March 31, 2005 and December 31, 2004, the outstanding balance of the note payable to the President/majority stockholder was $213,245 and $99,846, respectively. During 2004, our President/majority stockholder forgave loans to the Company of $373,909. He also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2004 COMPARED TO FIRST THREE MONTHS OF 2003

We had no significant revenues in the first three months of 2005 or in the first three months of 2004. In the fourth quarter 2003, we began to produce and sell the Cablety wire management system. Revenues were modest during the first quarter of 2005 and during the first quarter of 2004. Unitrend had developed a new marketing program in 2004 and began to implement it during the last half of 2004. This program includes, but will not be limited to, trade and consumer advertising, public relations and trade shows. We anticipate not being classified as a development stage enterprise sometime during 2005.

We had an operating loss of $108,644 during the three months ended March 31, 2005 as compared to an operating loss of $136,831 during the three months ended March 31, 2004, a decrease of 21%. As discussed below, this operating loss decreased primarily because of a reduction in selling, general and
administrative   expenses.

The Company spent $786 on research and development during the three months ended March 31, 2005 as compared to zero for the three months ended March 31, 2004. Mr. Jelinger performs many internal research and development functions for Unitrend of which he does not collect or accrue a salary. We believe that research and development expenses with outside firms will increase as we go forward due to the contract entered into with New Product Innovations, Inc.
(NPI) to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we continue to produce the Cablety, our first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the Breeze power supply, Stable power supply and VersaCase. There was zero spent on tooling during the first three months of 2005 and $28,600 spent on tooling and dies during the first three months of 2004, we anticipate this to continue to increase as we move forward.

Selling, general and administrative expenses decreased to $107,692 during the three months ended March 31, 2005 as compared to $136,707 during the three months ended March 31, 2004, a decrease of 21%. The decrease in selling, general and administrative expenses was due primarily to decreases in professional fees, payroll expense and trade show expense of approximately $15,600, $9,700 and $8,400 during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Our professional fees decreased during the first three months of 2005 compared to the first three months of 2004 because of a decrease in use of our outside attorneys. Payroll expense decreased because an employee voluntary reduced their salary in an effort to cut costs. The Company experienced the decrease in trade show expense because of the difference in fees associated with the 2005 FOSE trade show as compared to the 2004 RetailVision trade show in the same time period last year. The Company experienced increases in marketing expense and internet expense of approximately $7,500 and $1,800 during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in marketing expense is due to the costs associated with our marketing program. This program was not yet developed during the quarter ended March 31, 2004. There were no significant decreases or increases in other selling, general and administrative expenses during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

There were no stock options granted to non-employees during the three months ended March 31, 2005 or during the three months ended March 31, 2004.

Accounts payable increased to $731,365 for the three months ended March 31, 2005 compared to $707,201 at years end December 31, 2004. Accrued payroll and related taxes increased to $874,686 at March 31, 2005 as compared to $863,160 at years end December 31, 2004, respectively. The Company notified its employees on January 1, 2001 that due to its financial condition, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, the Company decided that payroll expense would resume and has accrued wages since then. Our interest expense for the three months ended March 31, 2005 was $3,298 as compared to $3,779 from the same time period last year. This expense was fairly consistent with the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities that provided aggregate net proceeds of $2,630,000, and net loans from its founder received from inception of $3,679,344. As of March 31, 2005, the Company's cash totaled $1,132 and accounts receivable totaled $452. Loans from Mr. Jelinger during the three months ended March 31, 2005 totaled $113,399. He forgave $373,909 of loans in 2004. The President/majority stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended
December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash for the three months ended March 31, 2005 included $108,523 for the Company's operations and working capital requirements. For the three months ended March 31, 2005, primary uses of cash for the Company's investing requirements totaled zero due to no purchases of property or equipment.

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

INCREASING MARKET SHARE. Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. The Cablety was introduced to the market in the fourth quarter of 2003 and we experienced modest sales. We anticipate sales to grow as we move forward into 2005. Once VersaCase, the Stable power supply and Breeze power supply are introduced, we expect that there will be significant interest across a number of market segments. The VersaCase is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

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


                             UNITREND, INC.

Dated:  May 12, 2005    By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger

                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President