Form 10QSB
period 2005-06-30
UNITREND INC
filed 2005-08-12
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended June 30, 2005


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

Number of shares of registrant's common stock outstanding as of June 30, 2005:
70,390,770


                                      UNITREND, INC.
                                       FORM 10-QSB
                              QUARTER ENDED JUNE 30, 2005

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at June 30, 2005
          And December 31, 2004...........................................     3

          Condensed Statements of Operations for the three and six months ended  June 30, 2005, 2004  and for the  period from  September
          27, 1994 (date of inception) to June 30, 2005...................     4

          Condensed  Statements  of Cash  Flows for the six months  ended
          June  30,  2005,  2004  and  for  the period from September 27,
          1994 (date of inception) to June 30, 2005.......................     5

          Condensed  Statements  of  Stockholders'  Equity  for  the  six
          months    ended   June  30,  2005  and  for  the  years   ended
          December 31, 2004, 2003 and 2002................................     6

          Notes to Condensed Financial Statements.........................   7-9

Item 2.   Management's  Discussion  and  Analysis  of Financial Condition
          and Results of Operations.......................................  9-11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    12


Item 2.   Changes In Securities And Use Of Proceeds.......................    12

Item 3.   Defaults Upon Senior Securities.................................    12


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibit.........................................................    12

          Signatures......................................................    12


This quarterly report on Form 10-QSB is for the three and six months ended June 30, 2005. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows Unitrend to "incorporate by reference" information that is filed with them, which means that Unitrend can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that will be filed with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.

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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                               UNITREND, INC.
                         (A Development Stage Company)
                               BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                       June 30, 2005      December 31,2004
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $         1,000     $           427
  Accounts receivable                                             452                 384
  Prepaid Expenses                                              2,500                   -
  Inventory - Finished goods                                   13,203               3,763
                                                      ----------------    ----------------
    Total current assets                                       17,154               4,574

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,496              65,496
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                         940,007             940,007
                                                      ----------------    ----------------
                                                            1,637,867           1,637,867
  Less accumulated depreciation                              (320,320)           (312,035)
                                                      ----------------    ----------------
    Net property and equipment                              1,317,547           1,325,831
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            19,655              20,713
                                                      ----------------    ----------------



    TOTAL ASSETS                                      $     1,354,355     $     1,351,118
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       615,783     $       707,201
  Current portion of note payable                                   -             171,047
  Accrued expenses                                          1,092,228           1,209,271
                                                      ----------------    ----------------
    Total current liabilities                               1,708,012           2,087,519
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                               357,648              99,846
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,805,098           3,805,098
  Additional paid-in capital                                9,332,592           8,975,592
  Deficit accumulated in the development stage
                                                          (13,848,994)        (13,616,938)
                                                      ----------------    ----------------

    Total stockholders' equity                               (711,304)           (836,248)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,354,355     $     1,351,118
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                             (unaudited)
                                (unaudited)        (unaudited)         (unaudited)        (unaudited)    September  27, 1994
                            Three Months Ended Three Months Ended   Six Months Ended   Six Months Ended  (Date of Inception)
                                June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004    to June 30, 2005
                              ----------------   ----------------   ----------------   ----------------   ----------------
Sales                         $             -    $           717    $            68    $           750    $         6,608

Cost of Sales                            (332)            (2,048)              (567)            (2,204)           (10,616)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Gross Loss                               (332)            (1,330)              (499)            (1,454)            (4,008)

Research and development
  expenses                             (1,150)                 -             (1,936)                 -           (568,451)
Selling, general and
  administrative expenses            (114,315)          (110,100)          (222,007)          (246,807)       (12,374,995)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Operating loss                       (115,797)          (111,430)          (224,442)          (248,261)       (12,947,454)

Other income                                -                  -                  -                  -           (546,875)

Interest income                             -                  -                  -                  -              1,546

Interest expense                       (4,317)            (3,421)            (7,615)            (7,199)          (332,244)
                              ----------------   ----------------   ----------------   ----------------   ----------------
Net loss before cumulative
  effect of change in
  accounting principle               (120,114)          (114,850)          (232,057)          (255,460)       (13,825,027)

Cumulative effect of
  change in accounting
  principle                                 -                  -                  -                  -            (23,968)
                              ----------------   ----------------   ----------------   ----------------   ----------------

Net loss                      $      (120,114)   $      (114,850)   $      (232,057)   $      (255,460)   $   (13,848,994)
                              ================   ================   ================   ================   ================

Basic and diluted loss
  per share:

Before cumulative effect
  of change in accounting
  principle                   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.20)

Cumulative effect of change
  in accounting principle                   -                  -                  -                  -                  -
                              ----------------   ----------------   ----------------   ----------------   ----------------


 Net loss                     $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.20)
                              ================   ================   ================   ================   ================

Weighted average shares
  outstanding used to compute
  basic and diluted loss per
  share                            70,390,770         70,390,770         70,390,770         70,390,770         68,392,819
                              ================   ================   ================   ================   ================


                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                (unaudited)
                                                        (unaudited)         (unaudited)      September 27, 1994
                                                      Six Months Ended    Six Months Ended   (Date Of Inception)
                                                        June 30, 2005       June 30, 2004     to June 30, 2005
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $      (232,057)    $      (255,460)    $   (13,848,994)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                 9,342              10,372             363,609
    Loss on disposal of property
     and equipment                                                  -                   -             608,643
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating assets:
    Accounts receivable                                           (68)               (700)               (452)
    Inventory                                                  (9,439)                671             (13,203)
    Prepaid expenses                                           (2,500)                  -              (2,500)
  Increase in operating liabilities:
    Accounts payable                                          (91,418)             89,385             615,783
    Accrued expenses                                         (117,043)           (188,920)          1,307,918
                                                      ----------------    ----------------    ----------------
    Total adjustments                                        (211,126)            (89,192)          8,279,822
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                      (443,183)           (344,652)         (5,569,172)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -             (28,600)         (2,277,022)
  Proceeds from sale of property and
   equipment                                                        -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -             (28,600)         (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                      614,803             373,909           4,180,745
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                    (171,047)            (13,153)           (290,000)
  Proceeds from sale of common stock
   and exercise of stock options                                    -               9,500           2,629,063
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                 443,756             370,256           7,937,210
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                               573              (2,996)              1,000

Cash - beginning of period                                        427               3,178                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $         1,000     $           182     $         1,000
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $        10,430     $         7,199     $       184,112


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $357,000 during the period ended June 30, 2005. The President/Majority Stockholder also forgave debt of $373,909 during the period ended June 30, 2004.


                                 UNITREND, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Six Months Ended June 30, 2005
            And For the Years Ended December 31, 2004, 2003 and 2002
                                   (unaudited)

                                                               Deficit
                                                             Accumulated
                             Common Stock      Additional     During the
                           ----------------      Paid-in     Development
                          Shares      Amount     Capital        Stage        Total
                        ----------  ----------  ----------  -------------  ----------
BALANCE -
DECEMBER 31, 2001       69,895,580   3,557,503   8,023,695   (11,099,384)     481,814

Majority stockholder
  exercised options
  at $0.50 per share
  on January 22, 2002      476,190     238,095           -             -      238,095

Net loss - 2002                  -           -           -    (1,050,937)  (1,050,937)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2002       70,371,770   3,795,598   8,023,695   (12,150,321)    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003              -           -     577,988              -     577,988


Net loss - 2003                  -           -           -      (280,938)    (280,938)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2003       70,371,770   3,795,598   8,601,683   (12,431,259)     (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14, 2004          19,000       9,500           -             -        9,500

Majority stockholder
  forgives loans on
  March 31, 2004                 -           -     136,832             -      136,832

Majority stockholder
  forgives loans on
  June 30, 2004                  -           -     237,077             -      237,077

Net loss - 2004                  -           -           -    (1,185,679)  (1,185,679)
                        ----------  ----------  ----------  -------------  -----------
BALANCE -
DECEMBER 31, 2004       70,390,770   3,805,098   8,975,592   (13,616,938)    (836,248)

Majority stockholder
  forgives loans on
  June 30, 2005                  -           -     357,000             -      357,000

Net loss for the
  period ended
  June 30, 2005                  -           -           -      (232,057)    (232,057)

BALANCE -
  JUNE 30, 2004         70,390,770  $3,805,098  $9,332,592  $(13,848,994)  $ (711,304)
                        ==========  ==========  ==========  =============  ===========




                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED JUNE 30, 2005
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of Unitrend's management, necessary to state fairly the results for the three and six month periods ended June 30, 2005. The results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (Unitrend) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed to produce computer enclosures, power supplies and related products for a national market.
Unitrend, Inc. was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, Versa Case, Inc. changed its name to Unitrend, Inc. Unitrend's operations to date have consisted primarily of incidental sales of computer components while Unitrend's personnel have concentrated on the development of Unitrend's products. To date, Unitrend has been issued nine United States patents with seven patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow Unitrend to record this valuation on the balance sheets, Unitrend can only account for the direct costs involved in obtaining a patent. Unitrend also has eight registered trademarks and service marks. As of June 30, 2005, expenses incurred have been primarily for administrative support, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $13,849,000.

On April 16, 1998, Unitrend formed Osborne Manufacturing, Inc. (OMI) to produce Unitrend's products. In 2002, OMI was dissolved because Unitrend's management determined that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of Unitrend's product line. NPI is a joint venture between General Electric (GE) and Fitch, Inc. NPI will complete product development, obtain agency approvals, engage in product positioning and manufacturing development.

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

In early 2003, research and development began on the Cablety wire management system. Designs were finalized and a tool was built to produce the Cablety. Production of the Cablety began late in the fourth quarter of 2003 and the Cablety was made available for sale over our e-commerce site. As of the date of this filing, sales have been modest, but we anticipate sales to increase as we move forward and concentrate on marketing our products through direct and indirect channels. In mid to late 2005, we hope to finalize any design changes to the VersaCase product line and Breeze power supply.

On March 1, 2004, Unitrend entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell our current products and any future products developed by Unitrend. The first product that has been sold by the Company is the Cablety, with initial sales focus on large domestic distributors and original equipment manufacturers (OEMs). We will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. In March 2004, R & R Plastics began building a high volume production tool for the Cablety with new industrial/military "Safety Wire" capabilities molded into it. This tool was completed in June 2004. Each tool is a four-cavity mold and together are capable of producing 35,000 kits per week. Molding, assembly and distribution of the Cablety components will be performed by a local outside vendor.

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

RELATED PARTY PAYABLE
In the past, there were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after Unitrend is profitable for one year. As of June 30, 2005 and December 31, 2004, the outstanding balance of the note payable to the President/majority stockholder was $357,648 and $99,846, respectively. On June 30, 2005, June 30, 2004 and March 31, 2004 Unitrend's President/majority stockholder forgave loans to Unitrend of $357,000, $237,077 and $136,832, respectively. The President/majority stockholder also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

None


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SECOND QUARTER OF 2005 COMPARED TO SECOND QUARTER
OF 2004

Unitrend had no significant revenues in the quarter ended June 30, 2005 or in the quarter ended June 30, 2004. Revenues were nonexistent during the second quarter of 2005 because Unitrend had changed its primary focus from promoting sales of the Cablety to the research and development of the Breeze power supply, Viking modular computer case and incorporating the Cablety into this system. Unitrend anticipates not being classified as a development stage enterprise sometime during 2006.

Unitrend had an operating loss of $115,797 during the quarter ended June 30, 2005 as compared to an operating loss of $111,430 during the quarter ended June 30, 2004, an increase of 4%. Selling, general and administrative expenses remained somewhat consistent when comparing the two years.

Selling, general and administrative expenses increased to $114,315 during the quarter ended June 30, 2005 as compared to $110,100 for the quarter ended June 30, 2004, an increase of 4%. The slight increase in selling, general and administrative expenses was due primarily to some increases and decreases in expenses. Unitrend experienced increases in professional fees, repair and maintenance expense and storage expense of approximately $13,800, $7,300 and $2,400 during the quarter ended June 30, 2005 as compared to the same time period in 2004. Professional fees increased during the second quarter of 2005 compared to the second quarter of 2004 because of our continued use of Unitrend's outside attorneys for patent related matters, reviewing contracts and general legal work. Unitrend also had some building repairs that needed to be made during the second quarter 2005 as compared to the second quarter 2004. Parkview Metals increased the storage fee for storing the tools to be used in the metal components of the VersaCase. The only significant decreases in other selling, general and administrative expenses during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were in litigation expense and payroll expense. Payroll expense decreased because an employee voluntary reduced their salary in an effort to cut costs.

There were no stock options granted to non-employees during the three months ended June 30, 2005 or during the three months ended June 30, 2004.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2005 COMPARED TO FIRST SIX MONTHS OF 2004

Unitrend had no significant revenues during the six months ended June 30, 2005 or during the six months ended June 30, 2004. Revenues were modest during the first six months of 2005 because Unitrend had changed its primary focus from promoting sales of the Cablety to the research and development of the Breeze power supply, Viking modular computer case and incorporating the Cablety into this system. Unitrend anticipates not being classified as a development stage enterprise sometime during 2006.

Unitrend had an operating loss of $224,442 during the six months ended June 30, 2005 as compared to an operating loss of $248,261 during the six months ended June 30, 2004, a decrease of 10%. As discussed below, this change is due to decreases in selling, general and administrative expenses.

Unitrend had $1,936 in research and development expenses during the six months ended June 30, 2005 as compared to zero for the six months ended June 30, 2004. Unitrend believes that research and development expenses will increase as Unitrend goes forward. NPI will complete product development, obtain agency approvals, engage in product positioning and manufacturing development for the Breeze power supply and Viking modular computer case. Unitrend anticipates this spending to continue to increase as Unitrend continues to develop new and innovative products for the computer industry. There was nothing spent on tooling during the first six months of 2005 as compared to $28,600 spent on tooling during the first six months of 2004. Our management anticipates tooling costs to increase as Unitrend moves forward.

Selling, general and administrative expenses decreased to $222,007 during the six months ended June 30, 2005 as compared to $246,807 during the six months ended June 30, 2004, a decrease of 10%. This change was due primarily to decreases in litigation expense, payroll expense and t rade show expense of approximately $19,500, $16,800 and $8,400 during the six months ended June 30, 2005 as compared to the same time period in 2004. Payroll expense decreased because an employee voluntary reduced their salary in an effort to cut costs. The Company experienced the decrease in trade show expense because of the difference in fees associated with the 2005 FOSE trade show as compared to the 2004 RetailVision trade show in the same time period last year. Unitrend experienced increases in marketing expense, repair and maintenance expense and storage expense of approximately $10,000, $7,500 and $2,400. Marketing expense increased as Unitrend continued to create a public awareness of Unitrend and Unitrend's products. Unitrend also had some building repairs that needed to be made during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Parkview Metals also increased the storage fee for storing the tools to be used in the metal components of the VersaCase during this same time period.

There were no stock options granted to non-employees during the six months ended June 30, 2005 or during the six months ended June 30, 2004.

Accounts payable decreased to $615,783 for the six months ended June 30, 2005 compared to $707,201 at years end December 31, 2004. Accrued payroll and related taxes decreased to $813,589 at June 30, 2005 as compared to $863,160 at years end December 31, 2004, respectively. Unitrend notified all Unitrend employees on January 1, 2001 that due to insufficient funding, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, Unitrend decided that payroll expense would resume and has accrued wages since then. Unitrend's interest expense for the six months ended June 30, 2005 was $7,615 as compared to $7,199 from the same time period last year.

LIQUIDITY AND CAPITAL RESOURCES

Unitrend has financed operations since inception primarily through public and private sales of equity securities, as well as through loans from Unitrend's
President/majority stockholder, Conrad A.H. Jelinger. As of June 30, 2005, Unitrend's cash totaled $1,000, accounts receivable totaled $452 and prepaid expenses totaled $2,500. Loans from Mr. Jelinger during the six months ended June 30, 2005 totaled $614,803. Mr. Jelinger forgave $357,000 of these loans on June 30, 2005. He forgave $373,909 of debt in 2004. Mr. Jelinger forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. This was accounted for as contributed capital.

For the six months ended June 30, 2005, primary uses of cash for Unitrend's operations and working capital requirements totaled $443,183. Primary uses of cash for Unitrend's investing requirements for the six months ended June 30,
2004 was zero.   Net cash provided by financing activities totaled $443,756.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the Company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the Company to commence manufacturing of its VersaCase product line. Ultimately, the Company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the Company plans to raise sufficient funds through the advancement of monies by its founder and/or through a private placement. While funds advanced and raised from the founder may enable the Company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

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

INCREASING MARKET SHARE. Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. The Cablety was introduced to the market in the fourth quarter of 2003 and we experienced modest sales. We anticipate sales to grow as we add the Breeze power supply and Viking chassis to our product line. Once these products are introduced, we expect that there will be significant interest across a number of market segments. The VersaCase product line is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

ACQUIRING OTHER BUSINESS ENTITIES. In order to expand our technological and market capabilities, we may consider the pursuit of other companies. Such acquisitions may include core and non-core entities. A core entity may be a research and development group, and a non-core firm could be one that might enhance our production process.

LEVERAGING STRATEGIC RELATIONSHIPS. We intend to leverage our relationship with companies that complement our mission. For instance, the uniqueness of Cablety, Breeze and VersaCase technology will create opportunities for us to establish strong relationships with key distributors. These distributors will be able to offer their clients a product that is very competitive and distinctive. We have been approached by distributors to consider a channel relationship or exclusive position with them. While we must maintain a broader market focus, we may selectively enter into agreements that would enhance market credibility and penetration.

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


                             UNITREND, INC.

Dated:  August 12, 2005 By:  /S/ CONRAD A.H. JELINGER:
                             _________________________
                             Conrad A.H. Jelinger
                             Chief Executive Officer,
                             Interim  Chief Financial Officer
                             and President