Form 10KSB
period 2005-12-31
UNITREND INC
filed 2006-11-28
CIK 1035066

U.S. Securities and Exchange Commission
                          Washington D.C.  20549


                                Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year ended December 31, 2005

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_ /

State issuer's revenues for its most recent year: $185

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $ 133,985,145 as of November 15, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of November 15, 2006:             Common Stock:             70,390,770


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


                                  PART I

Item 1.   Description of Business

Unitrend, Inc. (the "Company") is a development stage company founded as an Ohio Corporation in 1996 by Conrad A.H. Jelinger. The Company was
reincorporated in Nevada in July, 1999. The Company focuses on the computer enclosure, power supply and wire management industry. Since the Company's formation, it has focused on research and development and procuring patents on its technology. The Company released the Cablety(R) wire management system in the fourth quarter 2003 and plans to follow with the VersaCase(R) "Viking Chassis" computer enclosure, Stable(R) "Breeze" power supply in 2007. Final prototypes of Breeze power supply were delivered to the Company in April, 2006.

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

COMPANY OVERVIEW

Unitrend, Inc. was founded with the purpose of expanding the useful life of computer technology. Our mission is to maximize our customers' return on investment in information systems by extending the value of older technologies as they combine with the latest advances. Our patented products which are designed to accomplish this aim are the Cablety, Stable "Breeze" power supply and the highly modular VersaCase "Viking Chassis" computer enclosure. Unitrend's current goal is to establish its products as the industry standard for open architecture, accessibility, scalability and thermal stability while setting new benchmarks for quality and adaptability.

We  utilize  proprietary  and   patented  technology  to  design,  develop,
manufacture, and market our products. The patented Cablety is a wire management system that routes and supports internal wires and ribbon cable in a vertical position which allows warm air to rise to the top of the enclosure where it is swept away and vented out of the case. This results in a cooler and cleaner operating environment inside the computer.
VersaCase is a family of computer enclosures that allows a user or technician to rapidly access all internal components of a computer. This architecture dramatically reduces downtime for maintenance, and allows quick upgrading of a single component (such as the computer's central processing unit) without having to replace or tear down and rebuild the entire computer. We have also patented the Stable "Prism" and "Breeze" power supply units that greatly enhances the energy performance and cooling operations inside a computer case. These products save substantial time and financial resources for both users and technical support staff. As of the date of this filing, we have commenced sales of the Cablety, although sales have been modest, we expect them to increase later in 2006. We have not had any sales of the VersaCase family of computer enclosures or Stable family of power supplies.

We have entered into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of our product line. NPI began as a joint venture between General Electric, Inc. (GE) and Fitch, Inc. NPI along with Fitch will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. Upon completion of the manufacturing development process, NPI will utilize GE's "Global Network" to produce Unitrend's products and deliver complete units ready for sale and shipment. These companies have successful long-term operating histories as manufacturers/providers of component parts for the computer industry.

The Cablety, VersaCase, Stable power supply will be marketed and sold through direct and indirect channels. After introducing the product to North America, we will expand to Europe, Asia/Pacific, and Latin America, although not necessarily in that order. The unique total modularity of VersaCase and related products enables the end-user to save considerable time and money, whether the product is utilized as a personal computer (PC) or as a server in a network of computers. Due to the mission-critical nature of computer network activities, our primary marketing efforts for the VersaCase and Stable are directed at server applications. We will also market to high-end PC users concerned with complex, high quality computer systems, and expect these users to be strong early adopters of the VersaCase and Stable technology.

Unitrend's corporate headquarters is in Toledo, Ohio. The company currently employs two people, and expects to grow to approximately ten people by late 2007.

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

Currently, we have nine United States patents issued and fifteen United States patent applications pending. We also have nine registered trademarks and service marks. There can be no assurance that any new patents will be issued, that we will continue to develop proprietary products or technologies that are able to be patented, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on our business and operating results.

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

INDUSTRY

The PC market is defined as shipments of desktops, portables and Intel-based servers priced under $25,000. About 154.7 million units were shipped worldwide in 2003, an 11.4 percent increase over the previous year, according to figures released by International Data Corporation(IDC). Gartner Inc., which uses slightly different measurement methods, calculated that 168.9 million units were shipped in 2003, a 10.9 percent increase over 2002. Domestic PC shipments totaled 57.7 million in 2003, a 12.4 percent increase from 2002 (tallahassee.com 1/15/04). In 2004, shipments reached
177.5 million units worldwide, up 14.7 percent from 2003 according to IDC. IDC also reports that domestic PC shipments totaled 58.3 million in 2004, a slight increase over 2003 and a strong 15.5 percent in 2005, compared with 2004.

According to market research firm Gartner Inc., shipments of PCs worldwide will grow at a slower pace in 2006 than in 2005 (PC shipments grew 15.5% in 2005, compared with 2004.) However, PC shipments in 2006 are expected to reach 234.5 million units, up 10.7% compared with 2005. Although shipments of mobile PCs are expected to grow strongly in 2006, the deceleration in desktop PC replacements will drag down the overall growth rate, according to Gartner. Desktop PC shipments are projected to grow just 1.9% this year overall, declining 8.6% in mature markets while increasing 19.55% in emerging markets, said Gartner. Mature markets include the U.S. and Western Europe. IDC separately has similar expectations. IDC predicted that worldwide PC shipments will grow 10.5% this year over 2005, helped in large part by strong sales in the Asia-Pacific region, with 13.2% growth in shipments and in emerging markets such as Eastern Europe, the Middle East, Africa and Latin America, with 18.5% growth, analyst David Daoud said. Mature markets will experience more moderate growth with Western Europe seeing a 9.7% increase in shipments, the U.S. a 6.8% increase and Japan remaining essentially flat this year. In 2005, worldwide PC shipments grew 15.9% over 2004, Daoud said. This year, the growth will slow in part because of a deskto PC saturation in mature markets, he said. Growth in 2007 isn't expected to fall below 2006 levels because Vista is expected to help the market, he said.

IDC originally expected a 9.7 percent increase in worldwide PC sales in 2005 over 2004 (Figures now show 15.9%). Domestic shipments were expected to grow to 62.7 million in 2005, a 7.6 percent according to IDC. Even though sales have slightly increased, the Company believes that worldwide PC sales will continue to increase in the coming years because of the replacement of outdated units. Market researcher IDC attributes the lower-than-expected growth to the delayed economic recovery in Japan and a cautious outlook in the United States. In 2004, pre-Year 2000 machines began to reach the end of their life cycles. This replacement cycle appears to be slowly under way. We believe that this will be the major reason for upgrading and/or replacing existing PCs, not technology innovations. Although these old PCs would normally have been replaced by now, economic uncertainty may have delayed new purchases. Simon Yates of research firm Forrester states, "helping to create strong PC demand is the fact that many businesses stretched their PC refresh cycles much longer than is really healthy and have gone beyond the existing warranties on this equipment, and Microsoft has finally killed off support for some of their older operatin systems" (newsfactor.com 12/12/03). "While IT buyers in the United States have indicated firm intentions to buy in 2005, we have kept the U.S. forecast modest because of what we see as a host of risk factors," Roger Kay, vice president of client computing at IDC, said in a statement. "These factors include a recovery that appears to be getting long in the tooth, a lack of jobs growth, rising budget and trade deficits, persistently high oil prices, a Treasury-draining foreign war, rising interest rates, a stock market that continues to move sideways and record-low household savings rates." In the fourth quarter of 2002 these replacements began to occur with PC shipments to U.S. businesses with more than 500 employees per site growing by 13.9 percent from the fourth quarter of 2001 according to Dataquest. Dataquest also reports that in the same time period PC shipments to business with fewer than 500 employees per site increased by 5.4 percent over the same period in the previous year. Small and midsize businesses are changing their PC and server buying habits, choosing, for example, to purchase hardware from the manufacturer. Slower replacement cycles are among the challenges facing vendors. Business customers are in the middle of the replacement cycle that PC vendors have been anticipating for two years, but consumers have largely tapped themselves out after two years of keeping the PC market afloat amid slow business sales(Pcworld.com 1/19/05). Enterprises will continue to prioritize cost savings through optimization and extension of technology and solution investments that will make this a perfect environment for the introduction of the VersaCase and related products. Our product line will help reduce the costs associated with maintaining outdated machines.

Open Architecture. The concept of open architecture enables computer users to combine various components and peripherals from different manufacturers. To some extent, the industry has moved in the direction of common standards typified by open architecture. For example, mounting boards, DVD's, CD-ROM's, floppy drives, and serial ports, to name a few, are designed according to a set of common specifications. In addition, the ATX/BTX logic board platform developed by Intel, the world's largest manufacturer of microprocessors, sets the standard for placement of connecting devises to the logic board. However, fiercely competitive market forces have thus far defeated true open architecture.

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

Continuous Need to Upgrade. Both hardware and software components are updated at an astounding pace. Moore's Law states that processing power doubles roughly every 18 to 24 months. The rapid release of 12 Intel micro processing chips from the 8080 through the Pentium 4 over the last 25 years shows that Moore's observation is still remarkably accurate, while also demonstrating technology's rushing rate of change. A steady stream of software upgrades takes advantage of this additional processing power to create more powerful, intuitive, and stable software. We become increasingly dependent on the software, and thus the software upgrades, which in turn require upgrading the computer's memory, storage, or processing capabilities. There are many additional expenses associated with PC ownership, not just the base sticker price. A mid-range PC, featuring all the bells and whistles for a mere US$1,300, might have a price tag of $4-6,000 or more. The average annual cost of a PC for an enterprise could be as low as $2-4,000 or as high as $13,000, IDC analyst Roger Kay told NewsFactor. 80 percent of what a PC costs over its life goes largely for support, including the labor costs for repairs(newsfactor network 12/1/03).

Scalability.    The ability to  change internal components is essential for extending the investment in computer technology. There has been little change in recent years, but in 2005 the desktop PC may undergo transformations. A series of developments are combining to bring about the changes, with most of them centered on the new Balanced Technology Extended
BTX) interface. The BTX interface specification provides a flexible standards-based form factor foundation that supports the implementation of new desktop technologies, including PCI Express and Serial ATA TechWeb 1/23/04). It could take five years or more to implement.

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

UNITREND SOLUTION

We believe Unitrend is well positioned to offer solutions to many of the issues listed above. Cablety, VersaCase and Stable power supplies were designed with these factors in mind, resulting in products that address these five areas: true open architecture; complete accessibility; rapid upgrade and maintenance; creative scalability and thermal stability.

True Open Architecture. The VersaCase achieves true open architectural design by allowing the combination of various technologies and/or peripherals from different manufacturers. VersaCase accepts all industry standard components, such as motherboard configurations from Intel and AMD. Because the case design and interchanging back plane apertures allow for the acceptance of any non-proprietary part, the consumer will not be restricted to using proprietary components. This significantly enhances the computer's value by allowing the owner to choose the best component for each repair, upgrade and/or life cycle rotation.

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

Rapid Upgrade and Maintenance. The drawer-like design of the VersaCase not only allows full access to all the internal components, it dramatically reduces the time required to get to any given component. The time it takes to perform upgrades and repairs is increased when you add the cost of the person's time performing the task to the lost productivity of the user while the system is down

The Stable "Prism" power supply is a two stage modular design that allows the user to rapidly remove the unit by simply lifting it out of its base for repairs, maintenance or upgrades. The Breeze power supply is based on Stable technology. With both, if a fan should need replaced, one would just need to remove the bad fan by popping it off the power supply unit and swapping in a new one. In effect, every minute saved by VersaCase, Stable "Prism" or "Breeze" power supply buys back two minutes of user and technical support time. The total cost of ownership for a computer built with VersaCase, Stable "Prism" or "Breeze" power supply is greatly reduced by allowing individual components to be upgraded. With other cases, many components such as back plane apertures cannot be changed and you are forced to discard the entire PC. You are forced to buy a whole new computer and software, leaving you with many perfectly good, but unusable, components. VersaCase allows you to merely upgrade the old component and continue on with using the rest.

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

In summary, the VersaCase, Stable power supplies and Cablety offers new technology to the market, which gives you the ability to easily maintain, upgrade and cool your system while providing unsurpassed configuration options. VersaCase, Stable power supply, and Cablety simplify changes and extend the life of computers, saving substantial time and money for both companies and individuals.

COMPETITION

We compete in the wire management, computer enclosure and computer power supply markets. The first product that has been sold by the Company is the Cablety (wire management device(s)), with initial sales focus on large domestic distributors and computer original equipment manufactures (OEM). Within the wire management market we may encounter competition from domestic manufactures and distributors. To our knowledge, no competing company, such as ITW Fastex or Panduit, offers a product with all the benefits and features of the Cablety. The next products to be offered will be the Stable "Breeze" power supply, with initial sales focus on Military, OEM and VAR (Value Added Resellers) sales. The computer power supply market is intensely competitive. Within the power supply market we will encounter competition from domestic manufactures and distributors. The only competing company that offers a product that delivers some scalable and versatile technology is Ultra Products' X-Connect power supply. The fourth product to be sold will be the VersaCase "Viking" computer enclosure, initially focusing on the high-end PC and entry-level server segments. The computer enclosure market is intensely competitive. Within the enclosure, power supply and wire management markets, we will encounter competition primarily from large domestic manufacturers and distributors such as, California P.C. Products, Portwell, Inc. and Antec, Inc. To our knowledge, no competing company offers an enclosure that contains all the features and benefits of the VersaCase.

As noted above, some major computer assembly firms, e.g., HP, Gateway, Acer, and Dell, have introduced PC models that contain some modular features that are found in a VersaCase and or Stable. No one, however, has designed or introduced a model(s) that delivers all the scalable and versatile technology that our technology offers.

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

The Cablety is a new concept in computer wire and cable management and as such we hope to set new industry standards with its introduction to the markets. Retail pricing on a Cablety kit has been established at $9.99 for 2006. A kit includes three Cabletys, three base mounts, three mounting screws, three hex nuts and three 3M adhesive pads. Kits and individual components are also available to OEMs on a bulk basis to fit whatever their requirements may be. The Cablety is currently available in light blue and flame orange. Other colors will be added in the future. The Prism power supply is more expensive to purchase than traditional PC power supplies, with a retail price around $150 for the low wattage, entry level model. However as power output(in wattage) increases in medium to high-end models, Prism becomes very competitive in price and offers numerous features and benefits not offered by any competitor. The target price for the Breeze power supply is around $130. This is fairly competitive with others on the market. The VersaCase "Viking Chassis" is more expensive to purchase than traditional desktop computer enclosures, with a retail price around $180, the price will depend on whether the customer chooses the medium wattage "Blizzard" or the higher wattage "Blizzard" power supply. (Blizzard is a new generation power supply under development for use in the Viking(TM) and Neptune(TM) Chassis.) he VersaCase will also include cables. This price is competitive when compared to higher-end rackmount server enclosures. We will compete in the computer enclosure market by demonstrating the value of the features and benefits of VersaCase. We separate ourselves from other companies now offering computer enclosures by focusing on common sense solutions. VersaCase is convertible technology. Accordingly, it may be used as a single unit, in multiple stacks, rack-mount configuration, or as a workstation. It can be used in a variety of applications including, but not limited to file servers, web servers disk arrays, duplicators, and e-mail servers. Further, non-proprietary components can be used to configure a computer for a specific application, and possibly achieve lower operating costs.

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

Increasing Market Share. Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. The Cablety was introduced to the market in the fourth quarter of 2003 and we have experienced modest sales. We anticipate sales to grow as we move forward into 2007. Once VersaCase is introduced, we expect that there will be significant interest across a number of market segments. The VersaCase is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share. By moving into the "High end" power supply market, the Company can leverage its cutting edge patented technology to generate further interest in its product line.

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

MARKETING AND SALES

We are implementing brand-building strategies for Unitrend, Cablety, Stable (Prism, Breeze and Blizzard) power supply and VersaCase(Viking, Neptune and Orion Chassis). Our brand objective is to identify emerging trends in computer-related technologies and to provide streamlined solutions that make those technologies more user friendly. We will continue to build equity in our brands by promoting the unique and patented features of our products via multiple mediums to diverse market segments.

The Cablety wire management system is the first product we began to market. Unitrend has entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase (Viking, Neptune and Orion Chassis), Stable (Prism, Breeze and Blizzard) and any future products developed by Unitrend. The Cablety will be marketed through various channels including, but not limited to, value added re-sellers (VARs) and original equipment manufacturers (OEMs). VersaCase and Stable power supplies will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. The Breeze will be marketed as a replacement for the standard slim power supply commonly used in mini towers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

In April 2004, Unitrend along with a representative from Titan Technologies participated in RetailVision Spring 2004. RetailVision Spring 2004 is a trade show that allows the manufacturer to sit face to face with potential retailers and distributors in the computer industry. Unitrend presented to representatives that comprise approximately 90% of the computer industry's manufacturers and/or distributors. Positive results of this show include agreements signed with Micro Center, Inc., TigerDirect.com and Zones, Inc. Micro Center, Inc. offers a huge selection of competitively priced, high-quality products, and a wealth of information to help customers make informed buying decisions. Micro Center has twenty nationwide retail stores along with an online retail site. Currently, the Cablety may be purchased at www.microcenter.com. TigerDirect.com carries the world's largest selection of computer components, making them the reseller of choice for the "build-it-yourselfer." Zones, Inc. and their affiliates are single-source, multi-vendor direct marketing resellers of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts and sells product through outbound and inbound call center account executives, specialty print and e-catalogs, and the Internet. The Cablety is available for purchase at www.zones.com. In August 2004, Unitrend exhibited at the Zones Accessories Training Fair where representatives from Unitrend showed the benefits of using our product line. This show was attended by only Zones sales and marketing representatives in order for them to learn about all the products that Zones carries. In September 2004, Unitrend attended the Gartner System Builders Summit. This show is the leading event for the white box market. Vendors and resellers meet at this show to explore new technologies and build strategic relationships. Unitrend established relationships with interested vendors for when our product line is in full production. In early April 2005, Unitrend exhibited at the FOSE trade show. FOSE is the most comprehensive technology event serving the government marketplace. The U.S. government is the largest buyer of technology in the world, which made this show the most efficient way for Unitrend to reach government customers. At this show we introduced the Breeze power supply and the "new" flame orange Cablety with the industrial/military safety wire capabilities. We also exhibited the VersaCase (Orion Chassis) and Cablety kits. Many government agencies reviewed our products and gave us positive feedback. Many leads were made to place beta units within the government for testing.

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

The Stable "Prism" power supply features include:

      *  Snap-in upper power module for ultra fast power supply replacement.

      * Two high quality plug-in cooling fans pitched at fifteen degrees for smooth, efficient airflow and rapid replacement in case of failure.

      * RPM sensors on cooling fans send signal to front panel LEDs to warn of eminent failure

      *  Internal temperature sensors to warn of excessive heat conditions.

      * Self diagnosing power distribution base with audible and visual alarms.

      * Sixteen power take-off connectors for even power delivery to individual internal peripheral drives and devices. Also allows for removal of the power module while leaving power connections intact

      *  Dual redundant power supply options connector.

      *  Emergency "Kill Switch" connector.

      *  Standard "Slim" power supply footprint.

      *  Available in three power sizes: 400 Watts, 450 Watts and 500 Watts.

      * Optional battery pack allows for repairs, maintenance, or upgrades with the power on.

VersaCase is our first patented product. The VersaCase has undergone an extensive development process. Five developmental VersaCase prototypes have been developed, including the yet to be released production-level "Viking" beta units. These units will undergo rigorous in-house testing as well as field placement at selected government sites, which will mirror our more prominent market segments.

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

      * Rugged design allows even the heaviest analog CAD Monitors to be placed on top of unit.

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

      *  Removable external and internal fans.

      *  Self diagnostics capabilities an L.E.D. array.

      *  Fits in standard slim power supply form factor.

      *  Available in two power sizes:  500 Watts, 5500 Watts.

OPERATIONS

For the design and development of our products, we rely on our founder, Mr. Conrad Jelinger, our project coordinator, Mr. Jon Osborne, and New Product Innovations, Inc. (NPI). In addition, NPI and Mr. Osborne will select principal suppliers based on experience and pricing considerations.

New Product Innovations, Inc. (NPI). NPI began as a joint venture between GE Plastics, a division of General Electric, Inc. (GE) and Fitch, Inc., a Cordiant company. NPI, along with Fitch, will complete product development, obtain agency approvals (UL, FCC, CE, CI, etc.), Mil-Spec the products for Military/Government use and engage in product branding and positioning. Furthermore, NPI will design the manufacturing processes, establish ISO and Six Sigma procedures and build the necessary tooling to develop a flexible, high volume output capability for Unitrend's product lines. Upon completion of the manufacturing development process, NPI will utilize GE's "Global Network" to produce our products and deliver completed units ready for resale and shipment.

RESEARCH AND DEVELOPMENT

Apart from tooling costs of $1,535,757, as of December 31, 2005, we have invested $610,228 in research and development. To date, our primary focus had been the development of the VersaCase. In January 2003, our focus shifted to the Cablety wire management system. The Cablety can be used in any standard computer as well as an accessory for the VersaCase. We began selling product in the fourth quarter 2003. We are continuing to develop accessories, like the Cablety, that will further enhance the VersaCase, and allow for further customization. It is our intent to continue to innovate by developing similar products that will enable a computer user to save time and money while upgrading and repairing his or her computer. Other product designs are also on the drawing board. There is no guarantee that any of these products will become viable revenue sources.

We believe timely introduction of new and enhanced products will be essential to maintaining a competitive edge. However, we make no representation or guarantee that we will be able to establish or maintain a competitive edge in the marketplace. Consequently, the human and financial commitment to research and development will increase proportionately to meet these demands.

At December 31, 2005, we had a total of four full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. We consider our employee relations to be good.

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

OVERVIEW

We invent and market computer-related products designed to make technology simple, accessible and affordable through modularity. We have exclusive rights to patented and patent pending products and technology for certain computer-related products. Our Cablety wire management system was released to the marketplace fourth quarter 2003. The Breeze power supply and VersaCase (Viking Chassis) computer enclosure system will follow in 2007. Our VersaCase computer enclosure system allows users to quickly access computer components by incorporating a pull-drawer design of high modularity, thus reducing downtime and extending the service life of information technology.

We are a development stage company that commenced operations in April 1996 and has incurred significant losses since that date. In 1998, we acquired Server Systems Technology, Inc. (SSTI), a related Ohio corporation formed September 27, 1994. SSTI held the patent on technology crucial to the VersaCase line of products. We acquired SSTI in a stock-for-stock exchange. Also in 1998, we incorporated Osborne Manufacturing Inc. (OMI) as an Ohio Corporation to function as the business entity for a joint venture between our Company and one of our employees. In 2002 OMI was dissolved because management believed that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. To date, we have had minimal revenues from sales of our patented and patent pending products, but have relied on private financing and loans from our founder. Furthermore, we have not yet been profitable since our inception and expect to incur additional operating losses in 2006 as we ramp up for production and sales of our entire product line. As of December 31, 2005, we had an accumulated deficit in the development stage of approximately $14,163,000. At December 31, 2005 we had available net operating loss carry forwards of approximately $8.7 million for federal income tax reporting purposes that begin to expire in 2011. Due to uncertainty as to the ability of the Company to be utilizing, the net operating loss has been fully reserved. To date our operations have consisted predominately of sales of the Cablety and incidental sales of computer components while we have principally concentrated on the progression of the VersaCase enclosure and related products. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses through 2006. Expenses incurred have been primarily for development of the Cablety wire management system, Stable power supply and VersaCase enclosure system, tooling and administrative support. We expect to incur significant engineering, pre-production, sales, general and administrative expenses, and as a result, we will need to generate significant revenue to achieve profitability. Additionally, our lack of operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters. Although our core management team has worked together for several years, none of the present members of management has extensive experience in managing a large public business in the computer industry.
We intend to hire accomplished individuals in the industry to supplement our current management team. However, we cannot assure that we will be able to attract and retain such persons.

The Company has conducted extensive research and development activities since its inception at a variety of levels. Such activities have primarily focused on acquiring patent, market research, marketing, sales and distribution, current technologies, emerging technologies, manufacturing, tool production and analysis, engineering (structural, mechanical, and electronic/electrical) and product development. The Company has engaged various consultants to assist in some of these matters. The Company initially had a two to three year time line for developing and placing its initial products into the market. However early in 1998, toward the end of the initial product development cycle, the computer industry announced sweeping changes to its 20-year old standard in internal design layouts. These changes caused the computer industry to adopt a new standard. Substantial changes in the future are not to be expected for at least five years, but this is not a certainty. These changes caused the Company to redesign its products prior to commencement of the development of tooling and dies. The changes caused delays and deviations from the initial timeline. An additional delay was caused by the Company's underestimation of the complications involved in developing the tools and dies necessary to produce the Company's products (up to six months may be required per tool). Additionally, a significant number of these tools cannot be built concurrently with one another because the parts produced by the core tool must be compared and checked against industry standards before other tools based upon tha part may be engineered. The VersaCase product line alone has more than 200 parts, with most of those components having been invented by the Company. To build the VersaCase more than 40 tools have to be designed, machined and built. The total cost for tooling to date is $1,535,757 with an additional $1,000,000 needed to replace and/or modify a portion of our tools on an expedited basis. Approximately $4,211,000 will also be needed to complete tooling, and for various marketing activities provided by New Product Innovations, Inc. including but not limited to developing a selling proposition, conduct naming and nomenclature, developing branding elements and launch material formats, design a trade show exhibit booth, and further develop the web site prior to full-scale production of the Stable power supply and VersaCase. In 2005, we spent zero on tooling but in 2004 we spent $28,600 on two production quality tools for the Cablety wire management system. In 2003, we spent $37,728 on pre-production tooling for the Cablety. Nothing was spent on tooling for any of our products in 2002 or 2001. We believe tooling costs will increase as we move forward with changes to our current product line and the development of new products.

The Company has applied for twenty six patents with respect to its products of which nine have been granted to date. Patent prosecution is also a source of delay and considerable expense for the Company. To fully prosecute a patent may take several years, depending on the type of patent and the number of competing or similar patents. However, the Company believes that patenting its products is key to protecting the value of its ideas and its business plans. In addition to hiring patent attorneys, engineers and designers as consultants to help develop the Company's products, the Company has also hired consultants to help with the marketing of its products. In 2003, the design of the Cablety was finalized, the initial production tool was completed and production of the Cablety began. At the present time, the re-design of the VersaCase and Stable power supply are near completion and the Company has produced several VersaCase and Stable prototypes. The tools and dies necessary to manufacture these products have been designed and engineered and "soft" tools have been produced in order to enable the Company to produce the prototypes. Funds are still required in order to finish product development, position the product, develop manufacturing and assembly operations and purchase the raw materials which will enable the Company to go into full-scale production of the VersaCase and Breeze power supply. Obviously, Breeze power supply and VersaCase products near completion, it will be necessary for the Company to hire additional staff in orderto ramp up its ability to produce, market and distribute this product. The Company expects to continue to hire additional staff to meet its business challenges, as it gets closer to full-scale operations.

We expect that our initial revenues will primarily be derived from direct sales of our Cablety wire management system to major original equipment manufacturers (OEMs). We expect that substantially all of our revenue through the fourth quarter of 2006 will be derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. In addition to revenue derived from direct sales, we expect that revenue through indirect distribution channels will increase in future periods. Where strategically beneficial, we believe that we will be able to enter into strategic alliances with companies focusing on the development of computer peripherals, logic boards and power supplies. To date, we have not entered into any such alliances, and the creation of such alliances cannot be guaranteed.

The Cablety wire management system is the first product we have marketed. Sales of the Cablety began via our website in the fourth quarter 2003. The Cablety has been marketed through various channels including, but not limited to, value added re-sellers (VARs), and original equipment manufacturers (OEMs). We intend to target organizations such as the government and the military. VersaCase and Stable power supplies will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, public relations, and trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Unitrend had no significant revenues in the year ended December 31, 2005 ("2005") or in the year ended December 31, 2004 ("2004"). In the fourth quarter 2003, Unitrend began to produce and sell the Cablety wire management system. Revenues were modest in 2004 because during the year Unitrend had developed a new marketing program and just began to implement it during the last half of 2004. This program includes, but will not be limited to, trade and consumer advertising, public relations and trade shows. Unitrend anticipates not being classified as a development stage enterprise sometime during 2007.

Unitrend incurred an operating loss of $537,905 in 2005, compared to an operating loss of $624,263 in 2004, a decrease of $86,358. The primary reasons behind the decrease in our operating loss for 2005 as compared to 2004 was a decrease in litigation expense, salaried wages and trade show expense. The Company incurred additional fees and interest on a settlement in 2004 as compared to nothing on this settlement in 2005.

The Company had $43,713 in research and development expenses during the year ended December 31, 2005 as compared to zero for the year ended December 31, 2004. Mr. Jelinger performs many internal research and development functions for Unitrend of which he does not collect or accrue a salary. We believe that research and development expenses with outside firms will increase as we go forward due to the contract entered into with NPI to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we continue to produce the Cablety, our first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the VersaCase and Breeze power supply. There was zero spent on tooling in 2005 as compared to $28,600 spent on tooling in 2004, we anticipate this to increase as we move forward.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and accounting services, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses decreased to $493,299 in 2005 from $621,078 in 2004, a decrease of 20.58%. This change was due primarily to decreases in litigation expense and payroll and related employee benefit costs of approximately $219,500 during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The Company incurred additional fees and interest on a settlement in 2004 as compared to nothing on this settlement in 2005. There was a significant increase in repair and maintenance expense of approximately $78,000 which can be directly attributed to repairs on the Company's building. There was also an increase of approximately $13,500 for consulting expense which relates to work dealing with the Company's computer systems and website. We expect that selling, general and administrative expenses will to increase in the future as we hire additional personnel, expand our operations domestically, initiate additional marketing programs, establish sales relationships and incur additional costs related to the growth of our business and our operations as a public company.

During 2005 and 2004, there were no stock options granted to non-employees under our 1999 Stock Option Plan. As of December 31, 2005, zero options remain exercisable by non-employee consultants at a strike price of $0.50 each. During 2005, 14,472 options expired and no options were exercised.

Accrued payroll and related taxes increased to $1,010,514 at December 31, 2005 as compared to $863,160 at December 31, 2004, respectively. Unitrend notified all Unitrend employees on January 1, 2001 that due to insufficient funding, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, Unitrend decided that payroll expense would resume and has accrued wages since then.

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


NEW ACCOUNTING PRONOUNCEMENTS

None


Item 7.   Financial Statements

                                UNITREND, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                          December 31, 2005 and 2004


                                   ASSETS

                                                      (unaudited)
(unaudited)
                                                         2005             2004
CURRENT ASSETS
  Cash                                                  $    291         $
427
  Accounts Receivable                                        569
384
  Inventory - Finished Goods                              13,168
3,763
                                                      ----------       ---------
-
    Total Current Assets                                  14,028
4,574

PROPERTY AND EQUIPMENT, at cost
  Land                                                    67,485
67,485
  Building and improvements                              351,168
351,168
  Furniture and fixtures                                  65,496
65,496
  Computer equipment                                     151,055
151,055
  Computer software                                       46,719
46,719
  Automobiles                                             15,937
15,937
  Tooling and dies under construction                    940,007
940,007
                                                      ----------       ---------
-
                                                       1,637,867
1,637,867
  Less accumulated depreciation                         (328,540)
(312,035)
                                                      ----------       ---------
-
    Net property and equipment                         1,309,327
1,325,831
                                                      ----------       ---------
-
OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                       18,598
20,713
                                                      ----------       ---------
-

       TOTAL ASSETS                                   $1,341,953
$1,351,118
                                                      ==========
==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITES
  Accounts payable                                      $510,176
$707,201
  Current portion of note payable                              -
171,047
  Accrued expenses                                     1,006,477       1,209,271
                                                      ----------       ---------
-
    Total current liabilities                          1,516,653
2,087,519
                                                      ----------       ---------
-
NOTES PAYABLE - RELATED PARTIES                          850,068
99,846
                                                      ----------       ---------
-
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value                           3,805,098
3,805,098
  Additional paid-in capital                           9,332,592
8,975,592
  Deficit accumulated in the development stage       (14,162,458)
(13,616,938)
                                                      ----------       ---------
-
     Total stockholders' equity (deficit)             (1,024,769)
(836,248)
                                                      ----------       ---------
-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)   $1,341,953
$1,351,118
                                                      ==========
==========



                                 UNITREND, INC.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
    For the Years Ended December 31, 2005, 2004, 2003 and for the period from the inception date of September 27, 1994 to December 31, 2005

                                           (unaudited)      (unaudited)
(unaudited)         (unaudited)
                                           Year Ended       Year Ended
Year Ended       September 27, 1994
                                           December 31,     December 31,
December 31,    (Date of Inception)
                                               2005            2004
2003         to December 31, 2005
                                          --------------   --------------   ----
----------   --------------------
Sales                                     $         185    $       5,853    $
84    $             6,725

Cost of Sales                                     (1033)          (9,038)
(1,010)               (11,082)
                                          --------------   --------------   ----
----------   --------------------

Gross Loss                                         (848)          (3,185)
(927)                (3,357)

Research and
  development expenses                          (43,713)               -
(36,572)              (566,515)

Selling, general
  and administrative expenses                  (493,344)        (621,078)
(218,641)           (12,152,988)
                                          --------------   --------------   ----
----------   --------------------
Operating loss                                 (537,905)        (624,263)
(256,140)           (13,260,917)

Other income                                          -         (546,875)
-               (546,875)

Interest income                                       -                -
-                  1,546

Interest expense                                 (7,615)         (14,541)
(24,798)              (322,244)
                                          --------------   --------------   ----
----------   --------------------
Net loss before cumulative
  effect of change in
  accounting principle                         (545,520)      (1,185,679)
(280,938)           (14,162,458)

Cumulative effect of change
  in accounting principle                             -                -
-                (23,968)
                                          --------------   --------------   ----
----------   --------------------
Net loss                                  $  (1,185,679)   $    (280,938)   $
(1,050,937)   $       (13,616,938)
                                          ==============   ==============
==============   ====================
Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                               $       (0.01)   $       (0.02)   $
(0.00)   $             (0.21)

Cumulative effect of change in
  accounting principle                                -                -
-                      -
                                          --------------   --------------   ----
----------   --------------------
Net loss                                  $       (0.01)   $       (0.02)   $
(0.00)   $             (0.21)
                                          ==============   ==============
==============   ====================
Weighted average shares
 outstanding used to compute
 basic and diluted loss
 per share                                   70,390,770       70,390,770
70,371,770             68,496,113
                                          ==============   ==============
==============   ====================



                               UNITREND, INC.
                        (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               For the Years Ended December 31, 2005, 2004 and 2003
                                   (unaudited)

                                                                  Deficit
                                                                Accumulated
                            Common Stock         Additional    During  the
                         ------------------       Paid-in      Development
                        Shares       Amount       Capital         Stage
Total
                      ----------   ----------    ----------   -------------   --
--------
BALANCE -
DECEMBER 31, 2002     70,371,770   $3,795,598    $8,023,695    (12,150,321)
$(331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  December 31, 2003            -            -      577,988              -
577,988

Net loss - 2003                -            -            -       (280,938)
(280,938)
                      ----------   ----------   ----------   -------------   ---
--------
BALANCE -
DECEMBER 31, 2003     70,371,770   $3,795,598   $8,601,683    (12,431,259)    $
(33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14,2004         19,000        9,500
9,500

Majority stockholder
  forgives loans on
  March 31, 2004                                   136,832
136,832

Majority stockholder
  forgives loans on
  June 30, 2004                                    237,077
237,077

Net loss - 2004                                                (1,185,679)
(1,185,679)
                      ----------   ----------   ----------   -------------   ---
--------
BALANCE -
DECEMBER 31, 2004     70,390,770   $3,805,098   $8,975,592   $(13,616,938)
$(836,248)
                      ==========   ==========   ==========   =============
===========

Majority stockholder
  forgives loans on
  June 30, 2005                                    357,000
357,000

Net loss - 2005                                                  (545,520)
(545,520)
                      ----------   ----------   ----------   -------------   ---
--------
BALANCE -
DECEMBER 31, 2005     70,390,770   $3,805,098   $9,332,592   $(14,162,458)
$(1,024,769)




                                  UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
   For the Years Ended December 31, 2005, 2004, 2003 and for the period from the inception date of September 27, 1994 to December 31, 2005

                                          (unaudited)   (unaudited)    (audited)
(unaudited)

September 27, 1994
                                          Year Ended    Year Ended    Year Ended
(Date Of Inception)
                                          December 31,  December 31,  December
31,     December 31,
                                             2005          2004          2003
2005
                                        ------------  -------------  -----------
--    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $   (545,520)   $(1,185,679)  $
(280,938)    $ (14,162,458)
                                        ------------  -------------  -----------
--    --------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                 -              -
-            23,968
    Options issued for services                    -              -
-         5,326,989
    Depreciation & amortization               18,619         19,890
22,996           372,866
    Loss on disposal of property
     and equipment                                          595,750
-           608,643
    Bad debt                                       -              -
-            42,157
    Accrued interest income                        -              -
-            (3,091)
    Common stock issued for services               -              -
-            10,000
  Increase in operating assets:
    Accounts receivable                         (185)          (384)
-              (569)
    Inventory                                 (9,405)         6,888
(10,651)          (13,168)
    Prepaid expenses                               -              -
-                 -
  Increase in operating liabilities:
    Accounts payable                        (197,025)        83,575
(1,328)          510,176
    Accrued expenses                        (202,794)        36,838
3,893         1,222,167
                                         ------------  -------------  ----------
---     -------------
    Total adjustments                       (390,790)       742,557
14,910         8,100,158
                                         ------------  -------------  ----------
---     -------------
  Net cash used in operating activities     (936,310)      (443,122)
(266,028)       (6,062,300)
                                         ------------  -------------  ----------
---     -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs               -              -
-           (31,723)
  Purchase of property and equipment               -        (28,600)
(37,958)       (2,277,022)
  Proceeds from sale of property and
   equipment                                       -              -
-            10,941
  Loans to related parties                         -              -
-           (18,191)
  Loans to other entities                          -              -
-           (23,916)
  Repayment from employee                          -              -
-             3,041
  Payment of organizational cost                   -              -
-           (30,168)
                                         ------------  -------------  ----------
---     -------------
  Net cash provided by (used in )
   investing activities                            -        (28,600)
(37,958)       (2,367,038)
                                         ------------  -------------  ----------
---     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                            -              -
-            (5,448)
  Loans from stockholder                   1,107,221        473,755
333,095         4,673,164
  Proceeds from note payable                       -              -
-           290,000
  Payment on note payable                   (171,047)       (14,283)
(25,983)         (290,000)
  Proceeds from sale of common stock
   and exercise of stock options                              9,500
-         2,629,063
  Payments for stock recissions                    -              -
-          (134,170)
  Sale of stock subject to recission
   for cash                                        -              -
-         1,267,020
                                         ------------  -------------  ----------
---     -------------
  Net cash provided by financing
   activities                                936,174        468,972
307,112         8,429,629
                                         ------------  -------------  ----------
---     -------------

    Net increase (decrease) in cash             (136)        (2,751)
3,126               291

Cash - beginning of period                       427          3,178
52                 -
                                         ------------  -------------  ----------
---     -------------
Cash - end of period                     $       291   $        427   $
3,178      $        291
                                         ============  =============
=============     =============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                            $     6,113   $      7,069   $
24,798      $    173,682


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $357,000 during the year ended December 31, 2005. The President/Majority Stockholder forgave debt of $373,909 during the year ended December 31, 2004. The President/Majority Stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                 PART III
Item 9.   Directors, Executive Officers and Key Employees

            Name            Age     Position with the Company

    Conrad  A.H. Jelinger   53      President, Chief Executive Officer,
                                    Chairman, interim CFO and Director
    Robert J. Hayes         50      Director
    Martha A. Moloney       68      Director


Conrad A. H. Jelinger.

Conrad A.H. Jelinger is the founder of Unitrend and has been Chairman, President and CEO of the Company since its inception in 1996. Mr. Jelinger has over 35 years of experience in the technical and computer industry. This includes serving as President and CEO of Server Systems Technologies from September 1994 to April 1996. Mr. Jelinger attended the University of Toledo, where he studied Business Administration and International Finance. He also completed technical and electronics training while serving in the United States Navy. Mr. Jelinger is one of our executive officers.

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

                                                     Number
                                                 of shares
Name and                                         Underlying  Other Annual
Principal Position        Year   Salary   Bonus   Options    Compensation
- ------------------------------------------------------------------------
Conrad A.H. Jelinger      2005   $    --  $ --       --         $  --
CEO, President,           2004        --    --       --            --
Chairman, interim CFO     2003        --    --       --            --
                          2002        --    --   23,810            --


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's shares of common stock as of November 31, 2005, by (i)all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) all Directors; and (iii) all Officers and Directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the common stock beneficially owned.

                                            Beneficial Ownership
                                            --------------------
Stockholder                           Number of shares       Percent (1)
- -----------                           ----------------       -----------

Conrad A.H. Jelinger                    43,333,045(2)           58.5%
 4665 West Bancroft St.
 Toledo, OH  43615

Eric V. Jelinger                         7,750,000              10.5%
 4665 West Bancroft
 Toledo, OH  43615

Martha Moloney                              95,800               0.1%
 4665 West Bancroft
 Toledo, OH  43615

Total for Beneficial Owners
 and Management                         51,178,845              69.1%

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


Item 12.  Certain Relationships and Related Transactions

None

Item 13.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits
          99.  Additional Exhibits
          Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit
Number                                Document
- ---------------------------------------------------------------------
2.1 Articles of Merger for the Merger of Unitrend, Inc., and Server Systems Technologies, Inc. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
2.2 Articles of Merger for the Merger of Unitrend, Inc., an Ohio corporation, and Unitrend, Inc., a Nevada corporation. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
3.1 Articles of Incorporation of Unitrend, Inc. and Amendments. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
3.2 By-Laws of Unitrend, Inc.. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
4.1 Lock-up Agreement between Unitrend, Inc. and Eric Jelinger. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.1 1999 Equity Incentive Plan. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.2 Form Stock Option Agreement (Employee). (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.3 Form Stock Option Agreement (Non-Employee/Non-Qualified). (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.4 Cash Incentive Plan. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.5 Employment Agreement, Non-compete Agreement and Trade Secret Agreement between the Company and Conrad A.H. Jelinger (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.10 Option Agreements between the Company and Martha Moloney (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.11   Promissory Note for the purchase of the property located at 4665
        W. Bancroft, Toledo, Ohio (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.12 Mortgage for the property located at 4665 W. Bancroft, Toledo, Ohio (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.13 Promissory Note from the Company given to Conrad Jelinger for the year ending 1998 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.14 Promissory Note from the Company given to Conrad Jelinger for the year ending 1999 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.15 Joint Venture Agreement between Unitrend, Inc., and Jon Osborne(incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.16 Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1998 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.17 Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1999 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)


                                SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNITREND, INC.


Date: November 15, 2006        By:   /s/ Conrad A.H. Jelinger
                               ________________________________________
                               Conrad A.H. Jelinger, President,
                               Chief Executive Officer, Chairman,
                               interim CFO and Director
                              (Duly Authorized representative)

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

Date: November 15, 2006