Form 10QSB
period 2006-03-31
UNITREND INC
filed 2006-11-30
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2006


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


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED MARCH 31, 2006

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at March 31, 2006 And December 31, 2005..   4

          Condensed  Statements  of  Operations  for  the three  months ended March 31, 2006,  2005 and for the period from September
          27, 1994 (date of inception) to March 31, 2006....................   5

          Condensed Statements of Cash Flows for the three months ended
          March 31,  2006,  2005 and  for the period from September 27,
          1994 (date of inception) to March 31, 2006........................   6

          Statements of Stockholders' Equity for the three months ended
          March 31, 2006 and for the years ended December 31, 2005, 2004
          and 2003..........................................................   7

          Notes to Condensed Financial Statements.........................   8-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................10-12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    12


Item 2.   Changes In Securities And Use Of Proceeds.......................    12

Item 3.   Defaults Upon Senior Securities.................................    12


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibit.........................................................    12

          Signatures......................................................    13


This quarterly report on Form 10-QSB is for the three months ended March 31,2006 This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                                UNITREND, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                     ASSETS
                                                        (unaudited)         (unaudited)
                                                      March 31, 2006     December 31,2005
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $           183     $           291
  Accounts Receivable                                             434                 569
  Inventory - Finished goods                                   13,168              13,168
                                                      ----------------    ----------------
    Total current assets                                       13,784              14,028

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,496              65,496
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                         940,007             940,007
                                                      ----------------    ----------------
                                                            1,637,867           1,637,867
  Less accumulated depreciation                              (332,633)           (328,540)
                                                      ----------------    ----------------
    Net property and equipment                              1,305,234           1,309,327
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            18,069              18,598
                                                      ----------------    ----------------

    TOTAL ASSETS                                      $     1,337,086     $     1,341,953
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       512,975     $       510,176
  Current portion of note payable                                   -                   -
  Accrued expenses                                          1,032,532           1,006,477
                                                      ----------------    ----------------
    Total current liabilities                               1,545,506           1,516,653
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                               898,388             850,068
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,805,098           3,805,098
  Additional paid-in capital                                9,332,592           9,332,592
  Deficit accumulated in the development stage            (14,244,498)        (14,162,458)
                                                      ----------------    ----------------

    Total stockholders' equity                             (1,106,808)         (1,024,769)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,337,086     $     1,341,953
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                (unaudited)
                                                         (unaudited)         (unaudited)    September  27, 1994
                                                     Three Months Ended  Three Months Ended (Date of Inception)
                                                       March 31, 2006      March 31, 2005    to March 31, 2006
                                                      ----------------    ----------------    ----------------
Sales                                                 $             -     $            68     $         6,725

Cost of Sales                                                    (147)               (235)            (11,229)
                                                      ----------------    ----------------    ----------------
Gross Loss                                                       (147)               (167)             (4,504)

Research and development expenses                                   -                (786)           (610,228)

Selling, general and administrative expenses                  (81,893)           (107,692)        (12,728,225)
                                                      ----------------    ----------------    ----------------

Operating loss                                                (82,040)           (108,644)        (13,342,957)

Other income                                                        -                   -            (546,875)

Interest income                                                     -                   -               1,546

Interest expense                                                    -              (3,298)           (332,244)
                                                      ----------------    ----------------    ----------------
Net loss before cumulative effect of change
  in accounting principle                                     (82,040)           (111,942)        (14,220,530)

Cumulative effect of change in accounting principle                 -                   -             (23,968)
                                                      ----------------    ----------------    ----------------

Net loss                                              $       (82,040)    $      (111,942)    $   (14,244,498)
                                                      ================    ================    ================


Basic and diluted loss per share:

Before cumulative effect of change in
  accounting principle                                $         (0.00)    $         (0.00)    $         (0.21)

Cumulative effect of change in
  accounting principle                                              -                   -                   -
                                                      ----------------    ----------------    ----------------

 Net loss                                             $         (0.00)    $         (0.00)    $         (0.21)
                                                      ================    ================    ================

Weighted average shares outstanding used to
   compute basic and diluted loss per share                70,390,770          70,390,770          68,542,843
                                                      ================    ================    ================


                                   UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                 (unaudited)
                                                        (unaudited)         (unaudited)       September 27, 1994
                                                     Three Months Ended  Three Months Ended  (Date Of Inception)
                                                        March 31, 2006     March 31, 2005     to March 31, 2006
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $       (82,040)    $      (111,942)    $   (14,244,498)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                  -                   -              23,968
    Options issued for services                                     -                   -           5,326,989
    Depreciation & amortization                                 4,622               4,689             377,508
    Loss on disposal of property and equipment                      -                   -             608,643
    Bad debt                                                        -                   -              42,157
    Accrued interest income                                         -                   -              (3,091)
    Common stock issued for services                                -                   -              10,000
  Increase in operating assets:
    Accounts receivable                                           136                 (68)               (434)
    Inventory                                                       -              (5,533)            (13,168)
    Prepaid Expenses                                                -                   -                   -

  Increase (decrease) in operating liabilities:
    Accounts payable                                            2,799              24,164             512,795
    Accrued expenses                                           26,055             (19,834)          1,248,222
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          33,612               3,419           8,133,769
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                       (48,428)           (108,523)         (6,110,729)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                -                   -             (31,723)
  Purchase of property and equipment                                -                   -          (2,277,022)
  Proceeds from sale of property and equipment                      -                   -              10,941
  Loans to related parties                                          -                   -             (18,191)
  Loans to other entities                                           -                   -             (23,916)
  Repayment from employee                                           -                   -               3,041
  Payment of organizational cost                                    -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                             -                   -          (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                             -                   -              (5,448)
  Loans from stockholder                                       48,320             113,400           4,721,484
  Proceeds from note payable                                        -                   -             290,000
  Payment on note payable                                           -              (4,172)           (290,000)
  Proceeds from sale of common stock
   and exercise of stock options                                    -                   -           2,629,063
  Payments for stock recissions                                     -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                         -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  48,320             109,228           8,477,949
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                              (108)                705                 183

Cash - beginning of period                                        291                 427                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $           183     $         1,132     $           183
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $                   $         4,657     $       179,795


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $136,832 during the period ended March 31, 2004.

                                 UNITREND, INC.
                          (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2006
              And For the Year Ended December 31, 2005, 2004 and 2003
                                   (unaudited)

                                                                              Deficit
                                                                            Accumulated
                                 Common Stock              Additional        During the
                           -------------------------         Paid-in        Development
                            Shares           Amount          Capital           Stage            Total
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2002          70,371,770    $   3,795,598    $  8,023,695     $ (12,150,321)   $    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  on December 31, 2003              -                -          577,988                -          577,988

Net loss - 2003                     -                -                -         (280,938)        (280,938)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2003          70,371,770    $   3,795,598    $   8,601,683    $ (12,431,259)   $     (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14, 2004             19,000            9,500                -                -            9,500

Majority stockholder
  forgives loans and
  accrued salary on
  March 31, 2004                    -                -          136,832                -          136,832

Majority stockholder
  forgives loans and
  accrued salary on
  June 30, 2004                     -                -          237,077                -          237,077


Net loss - 2004                     -                -                -       (1,185,679)      (1,185,679)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2004          70,390,770    $   3,805,098    $   8,975,592    $ (13,616,938)   $    (836,248)

Majority stockholder
  forgives loans on
  June 30, 2005                     -                -          357,000                -          357,000


Net loss - 2005                     -                -                -         (545,520)        (545,520)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2003          70,390,770    $   3,805,098    $   9,332,592    $ (14,162,458)   $  (1,024,769)

Net loss for the
  period ended
  March 31, 2005                    -                -                -          (82,040)         (82,040)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
MARCH 31, 2006             70,390,770    $   3,805,098    $   9,332,592    $ (14,244,498)   $  (1,106,808)

                        =============    =============    =============    ==============   =============



                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED MARCH 31, 2006
                NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2006. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed with the purpose of expanding the useful life of computer technology through our patented computer enclosures, power supplies and related products that will ultimately be sold to a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the Company personnel have concentrated on the research and development of its products and procuring the necessary patents on its technology. To date, the Company has been issued nine United States patents with eight patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow us to record this valuation on the balance sheets, we can only account for the direct costs involved in obtaining a patent. We also have nine registered trademarks and service marks. As of March 31, 2006, expenses incurred have been primarily for administrative support, obtaining patents, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $14,244,000.

On April 16, 1998, the Company formed Osborne Manufacturing, Inc. (OMI) to produce the Company's products. In 2002, OMI was dissolved because management determined that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. NPI began as a joint venture between General Electric (GE) and Fitch,Inc. NPI along with Fitch will complete product development, obtain agency approvals, engage in product positioning and manufacturing development.

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

In early 2003, research and development began on the Cablety wire management system. Designs were finalized and a tool was built to produce the Cablety. Production of the Cablety began late in the fourth quarter of 2003 and the Cablety was made available for sale over our e-commerce site. As of the date of this filing, sales have been modest, but we anticipate sales to increase as we move forward and concentrate on marketing our products through direct and indirect channels. In 2006, we hope to finalize any design changes to the VersaCase, Stable power supply and Breeze power supply.

On March 1, 2004, Unitrend entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase, and Stable power supply product lines and any future products developed by Unitrend. The first product that has been sold by the Company is the Cablety, with initial sales focus on large domestic distributors and original equipment manufacturers (OEMs). We will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. In March 2004, R & R Plastics began building a high volume production tool for the Cablety with new industrial/military "Safety Wire" capabilities molded into it. This tool was completed in June 2004. Each tool is a four-cavity mold and together are capable of producing 35,000 kits per week. Molding, assembly and distribution of the Cablety components will be performed by a local outside vendor.

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

RELATED PARTY PAYABLE
In the past, there were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of March 31, 2006 note payable to the President/majority stockholder was $898,388. As of December 31, 2005 and December 31, 2004, the outstanding balance of the note payable to the President/majority stockholder was $213,245 and $99,846, respectively. During 2004, our President/majority stockholder forgave loans to the Company of $373,909. He also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended
December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2006 COMPARED TO FIRST THREE MONTHS OF 2005

We had no significant revenues in the first three months of 2006 or in the first three months of 2005. In the fourth quarter 2003, we began to produce and sell the Cablety wire management system. Revenues were modest during the first quarter of 2006 and during the first quarter of 2005. Unitrend had developed a new marketing program in 2004 and began to implement it during the last half of 2004. This program includes, but will not be limited to, trade and consumer advertising, public relations and trade shows. We anticipate not being classified as a development stage enterprise sometime during 2007.

We had an operating loss of $82,040 during the three months ended March 31,2006 as compared to an operating loss of $108,644 during the three months ended March 31, 2005, a decrease of approximately 24%. As discussed below, this operating Loss decreased primarily because of a reduction in selling, general and administrative expenses.

The Company did not have any expenditures on research and development during the three months ended March 31, 2006 as compared to $786 for the three months ended March 31, 2005. Mr. Jelinger performs many internal research and development functions for Unitrend of which he does not collect or accrue a salary. We believe that research and development expenses with outside firms will increase as we go forward due to the contract entered into with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we continue to produce the Cablety, our first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the Stable "Breeze" and "Blizzard" power supplies, and the VersaCase "Viking" and "Neptune" chassis. There was zero spent on tooling during the first three months of 2006 and zero spent on tooling and dies during the first three months of 2005, we anticipate this to increase as we move forward.

Selling, general and administrative expenses decreased to $81,893 during the three months ended March 31, 2006 as compared to $107,692 during the three months ended March 31, 2005, a decrease of approximately 24%. The decrease in selling, general and administrative expenses is primarily due to an overall reduction in expenditures company wide with the near completion of the research and development phase of the Breeze power supply. There were no significant decreases or increases in any one category of the selling, general and administrative expenses during the three months ended March 31, 2005 as compared to the three months ended March 31, 2005.

There were no stock options granted to non-employees during the three months ended March 31, 2006 or during the three months ended March 31, 2005.

Accounts payable increased to $512,795 for the three months ended March 31, 2006 compared to $510,176 at years end December 31, 2005. The Company notified its employees on January 1, 2001 that due to its financial condition, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, the Company decided that payroll expense would resume and has accrued wages since then.
Our interest expense for the three months ended March 31, 2006 was zero as compared to $3,298 from the same time period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities that provided aggregate net proceeds of $2,630,000, and net loans from its founder received from inception of $4,721,484. As of March 31, 2006, the Company's cash totaled $183 and accounts receivable totaled $434. Loans from Mr. Jelinger during the three months ended March 31, 2006 totaled $48,320. He forgave $373,909 of loans in 2004. The President/majority stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash for the three months ended March 31, 2006 included $48,428 for the Company's operations and working capital requirements. For the three months ended March 31, 2006, primary uses of cash for the Company's investing requirements totaled zero due to no purchases of property or equipment.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the Company to commence manufacturing of its VersaCase product.
Ultimately, the Company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the Company plans to raise sufficient funds through the advancement of monies by its founder and/or through private placements. While funds advanced and raised from the founder may enable the Company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a post effective amendment to the SB-2 registration statement. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

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

INCREASING MARKET SHARE. Our entry into the market is estimated at a modest level to allow us to grow at a reasonable pace. However, we make no representations or guarantees that we will be able to manage the growth of our business. The Cablety was introduced to the market in the fourth quarter of 2003 and we experienced modest sales. We anticipate sales to grow as we move forward into 2006. Once VersaCase and the Stable power supply product lines are introduced, we expect that there will be significant interest across a number of market segments. The VersaCase product line is unparalleled in its versatile application as a PC or server enclosure. The ease of access and scalability will provide numerous benefits to routine and mission-critical users that will propel and increase market share.

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


                             UNITREND, INC.

Dated:  November 16, 2006    By:  /S/ CONRAD A.H. JELINGER:
                                  _________________________
                                  Conrad A.H. Jelinger

                                  Chief Executive Officer,
                                  Interim  Chief Financial Officer
                                  and President



EXHIBIT 99.1



                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Unitrend, Inc. (The Company) on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Conrad A.H. Jelinger, Chief Executive Officer and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                 /s/  Conrad A.H. Jelinger
                                 -----------------------------
                                 Conrad A.H. Jelinger
November 16, 2006
                                 Chief Executive Officer, Interim
                                 Chief Financial Officer and
                                 President