Form 10QSB
period 2006-06-30
UNITREND INC
filed 2006-12-04
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2006


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

Number of shares of registrant's common stock outstanding as of June 30, 2006:
70,390,770


                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                              QUARTER ENDED JUNE 30, 2006

                                   Table of Contents

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at June 30, 2006 And December 31, 2005..   4

          Condensed  Statements  of  Operations  for  the six  months ended June 30, 2006,  2005 and for the period from September
          27, 1994 (date of inception) to June 30, 2006 ....................   5

          Condensed Statements of Cash Flows for the six months ended
          June 30, 2006,  2005 and  for the period from September 27,
          1994 (date of inception) to June 30, 2006 ........................   6

          Statements of Stockholders' Equity for the six months ended
          June 30, 2006 and for the years ended December 31, 2005, 2004
          and 2003..........................................................   7

          Notes to Condensed Financial Statements.........................   8-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................10-12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    12


Item 2.   Changes In Securities And Use Of Proceeds.......................    12

Item 3.   Defaults Upon Senior Securities.................................    12


Item 4.   Submission Of Matters To A Vote Of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibit.........................................................    12

          Signatures......................................................    13


This quarterly report on Form 10-QSB is for the three and six months ended June 30, 2006 This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                                UNITREND, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                     ASSETS
                                                         (unaudited)        (unaudited)
                                                        June 30, 2006     December 31,2005
                                                      ----------------    ----------------
CURRENT ASSETS
  Cash                                                $           144     $           291
  Accounts Receivable                                             434                 569
  Inventory - Finished goods                                   13,168              13,168
                                                      ----------------    ----------------
    Total current assets                                       13,746              14,028

PROPERTY AND EQUIPMENT, at cost
  Land                                                         67,485              67,485
  Building and improvements                                   351,168             351,168
  Furniture and fixtures                                       65,496              65,496
  Computer equipment                                          151,055             151,055
  Computer software                                            46,719              46,719
  Automobiles                                                  15,937              15,937
  Tooling and dies under construction                         940,007             940,007
                                                      ----------------    ----------------
                                                            1,637,867           1,637,867
  Less accumulated depreciation                              (336,720)           (328,540)
                                                      ----------------    ----------------
    Net property and equipment                              1,301,147           1,309,327
                                                      ----------------    ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                            17,540              18,598
                                                      ----------------    ----------------

    TOTAL ASSETS                                      $     1,332,433     $     1,341,953
                                                      ================    ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $       557,482     $       510,176
  Current portion of note payable                                   -                   -
  Accrued expenses                                          1,052,910           1,006,477
                                                      ----------------    ----------------
    Total current liabilities                               1,610,392           1,516,653
                                                      ----------------    ----------------

NOTES PAYABLE - RELATED PARTIES                               948,610             850,068
                                                      ----------------    ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                3,805,098           3,805,098
  Additional paid-in capital                                9,332,592           9,332,592
  Deficit accumulated in the development stage            (14,364,259)        (14,162,458)
                                                      ----------------    ----------------

    Total stockholders' equity                             (1,226,569)         (1,024,769)
                                                      ----------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $     1,332,433     $     1,341,953
                                                      ================    ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                (unaudited)
                                               (unaudited)    (unaudited)     (unaudited)     (unaudited)    September 27,1994
                                              Three Months   Three Months     Six Months      Six Months    (Date of Inception)
                                                 Ended          Ended            Ended           Ended            Ended to
                                             June 30, 2006   June 30, 2005   June 30, 2005   June 30, 2006     June 30, 2006
                                             -------------   -------------   -------------   -------------   -----------------
Sales                                        $           -   $           -   $           -   $          68     $         6,725

Cost of Sales                                         (147)           (332)           (294)           (576)            (11,376)
                                             -------------   -------------   -------------   -------------   -----------------
Gross Loss                                            (147)           (332)           (294)           (499)             (4,651)

Research and development expenses                  (48,765)         (1,150)        (48,765)         (1,936)           (658,993)

Selling, general and administrative expenses       (70,849)       (114,315)       (152,743)       (222,007)        (12,799,075)
                                             -------------   -------------   -------------   -------------   -----------------

Operating loss                                    (119,761)       (115,797)       (201,802)       (224,442)        (13,462,719)

Other income                                             -               -               -               -            (546,875)

Interest income                                          -               -               -               -               1,546

Interest expense                                         -          (4,317)              -          (7,615)           (332,244)
                                             -------------   -------------   -------------   -------------   -----------------
Net loss before cumulative effect of change
  in accounting principle                         (119,761)       (120,114)       (201,802)       (232,057)        (14,340,292)

Cumulative effect of change in accounting                -               -               -               -             (23,968)
  principle                                  -------------   -------------   -------------   -------------   -----------------

Net loss                                     $    (119,761)  $    (120,114)  $    (201,802)  $    (232,057)  $     (14,364,259)
                                             =============   =============   =============   =============   =================


Basic and diluted loss per share:

Before cumulative effect of change in
  accounting principle                       $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)  $           (0.21)

Cumulative effect of change in
  accounting principle                                   -               -               -
                                             -------------   -------------   -------------   -------------   -----------------

 Net loss                                    $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)  $           (0.21)
                                             =============   =============   =============   =============   =================
Weighted average shares outstanding
   used to compute basic and diluted loss       70,390,770      70,390,770      70,390,770      70,390,770          68,587,806
   per share
                                             =============   =============   =============   =============   =================

                                   UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                 (unaudited)
                                                        (unaudited)         (unaudited)       September 27, 1994
                                                     Three Months Ended  Three Months Ended  (Date Of Inception)
                                                        June 30, 2006       June 30, 2005     to June 30, 2006
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $       (201,802)    $      (232,057)    $   (14,364,259)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                   -                   -              23,968
    Options issued for services                                      -                   -           5,326,989
    Depreciation & amortization                                  9,238                9,342            382,124
    Loss on disposal of property and equipment                       -                   -             608,643
    Bad debt                                                         -                   -              42,157
    Accrued interest income                                          -                   -              (3,091)
    Common stock issued for services                                 -                   -              10,000
  Increase in operating assets:
    Accounts receivable                                            136                 (68)               (434)
    Inventory                                                        -              (9,439)            (13,168)
    Prepaid Expenses                                                 -              (2,500)                  -

  Increase (decrease) in operating liabilities:
    Accounts payable                                            47,306             (91,418)            557,482
    Accrued expenses                                            46,433            (117,043)          1,268,600
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          103,113            (211,126)          8,203,270
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                        (98,689)           (443,183)         (6,160,989)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                 -                   -             (31,723)
  Purchase of property and equipment                                 -                   -          (2,277,022)
  Proceeds from sale of property and equipment                       -                   -              10,941
  Loans to related parties                                           -                   -             (18,191)
  Loans to other entities                                            -                   -             (23,916)
  Repayment from employee                                            -                   -               3,041
  Payment of organizational cost                                     -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                              -                   -          (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                              -                   -              (5,448)
  Loans from stockholder                                        98,542             614,803           4,771,706
  Proceeds from note payable                                         -                   -             290,000
  Payment on note payable                                            -            (171,047)           (290,000)
  Proceeds from sale of common stock
   and exercise of stock options                                     -                   -           2,629,063
  Payments for stock recissions                                      -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                          -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  98,542              443,756           8,528,171
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                               (147)                573                 144

Cash - beginning of period                                         291                 427                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $            144    $          1,000    $            144
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $              -    $         10,430    $        179,795


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $136,832 during the period ended March 31, 2004.

                                 UNITREND, INC.
                          (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Three Months Ended June 30, 2006
              And For the Year Ended December 31, 2005, 2004 and 2003
                                   (unaudited)

                                                                              Deficit
                                                                            Accumulated
                                 Common Stock              Additional        During the
                           -------------------------         Paid-in        Development
                            Shares           Amount          Capital           Stage            Total
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2002          70,371,770    $   3,795,598    $  8,023,695     $ (12,150,321)   $    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  on December 31, 2003              -                -          577,988                -          577,988

Net loss - 2003                     -                -                -         (280,938)        (280,938)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2003          70,371,770    $   3,795,598    $   8,601,683    $ (12,431,259)   $     (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14, 2004             19,000            9,500                -                -            9,500

Majority stockholder
  forgives loans and
  accrued salary on
  March 31, 2004                    -                -          136,832                -          136,832

Majority stockholder
  forgives loans and
  accrued salary on
  June 30, 2004                     -                -          237,077                -          237,077


Net loss - 2004                     -                -                -       (1,185,679)      (1,185,679)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2004          70,390,770    $   3,805,098    $   8,975,592    $ (13,616,938)   $    (836,248)

Majority stockholder
  forgives loans on
  June 30, 2005                     -                -          357,000                -          357,000


Net loss - 2005                     -                -                -         (545,520)        (545,520)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
DECEMBER 31, 2005          70,390,770    $   3,805,098    $   9,332,592    $ (14,162,458)   $  (1,024,769)

Net loss for the
  period ended
  June 30, 2006                     -                -                -         (201,802)        (201,802)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
June 30, 2006              70,390,770    $   3,805,098    $   9,332,592    $ (14,364,259)   $  (1,226,569)

                        =============    =============    =============    =============    =============



                                   UNITREND, INC.
                                    FORM 10-Q SB
                           QUARTER ENDED JUNE 30, 2006
                NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and six month period ended June 30, 2006. The results for the three and six month period ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed with the purpose of expanding the useful life of computer technology through our patented computer enclosures, power supplies and related products that will ultimately be sold to a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company"s operations to date have consisted primarily of incidental sales of computer components while the Company personnel have concentrated on the research and development of its products and procuring the necessary patents on its technology. To date, the Company has been issued nine United States patents with fifteen patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow us to record this valuation on the balance sheets, we can only account for the direct costs involved in obtaining a patent. We also have nine registered trademarks and service marks. As of June 30 2006, expenses incurred have been primarily for administrative support, obtaining patents, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $14,364,000.

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

RELATED PARTY PAYABLE
In the past, there were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of June 30, 2006 note payable to the President/majority stockholder was $948,610. As of December 31, 2005 and December 31, 2004, the outstanding balance of the note payable to the President/majority stockholder was $850,068 and $99,846, respectively. During 2004, our President/majority stockholder forgave loans to the Company of $373,909. He also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended
December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
  SECOND QUARTER OF 2006 COMPARED TO SECOND QUARTER OF 2005

We had no revenues in the second quarter ended June 30, 2006 or in the second quarter ended June 30, 2005. Revenues were nonexistent during the second quarter of 2006 because Unitrend had changed its primary focus from promoting sales of the Cablety to the research and development of the Breeze power supply, Viking modular computer case and incorporating the Cablety into this system. We anticipate not being classified as a development stage enterprise sometime during 2007.

We had an operating loss of $119,761 during the quarter ended June 30,2006 as compared to an operating loss of $115,797 during the quarter ended June 30, 2005 a increase of approximately 3%.

Unitrend had $48,765 in research and development expenses during the quarter ended June 30,2006 as compared to $1,150 for the quarter ended June 30, 2005. Unitrend believes that research and development expenses will increase as Unitrend goes forward.

Selling, general and administrative expenses decreased to $ 70,849 during the quarter ended June 30, 2006 as compared to $114,315 during the quarter ended June 30, 2005, a decrease of approximately 38%. The decrease in selling, general and administrative expenses was due primarily to some increases and decreases
in  expenses.   Unitrend  experienced   an   increase  in  consulting  fees  of
approximately $15,200 during the quarter ended June 30, 2006 as compared to the same time period in 2005. The only significant decreases in selling, general and administrative expenses during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 were in payroll expenses and repair and maintenance expense of approximately $16,000 and $7,300.

There were no stock options granted to non-employees during the three months ended June 30, 2006 or during the three months ended June 30, 2005.

RESULTS OF OPERATIONS
  FIRST SIX MONTHS OF 2006 COMPARED TO FIRST SIX MONTHS OF 2006

Unitrend had nonexistent revenues during the six months ended June 30, 2006 and had no significant revenues during the six months ended June 30, 2005. Revenues were zero during the first six months of 2006 because Unitrend had changed its primary focus from promoting sales of Cablety to the research and development of the Breeze power supply, Viking modular computer case and incorporating the Cablety into this system. Unitrend anticipates not being classified as a development stage enterprise sometime during 2007.

Unitrend had an operating loss of $201,802 during the six months ended June 30, 2006 as compared to an operating loss of $224,442 during the six months ended June 30, 2005, a decrease of 10%. As discussed below, this change is due to decreases in selling, general and administrative expenses.

Unitrend had $48,765 in research and development expenses during the six months ended June 30, 2006 as compared to $1,936 for the six months ended June 30, 2005. Unitrend believes that research and development expenses will increase as Unitrend goes forward. NPI will complete product development, obtain agency approvals, engage in product positioning and manufacturing development for the Breeze power supply and Viking modular computer case. Unitrend anticipates this spending to continue to increase as Unitrend continues to develop new and innovative products for the computer industry. There was nothing spent on tooling during the first six months of 2006 or during the first six months of 2005. Our management anticipates tooling costs to increase as Unitrend move forward.

Selling, general and administrative expenses decreased to $152,743 during the six months ended June 30, 2006 as compared to $222,007 during the six months ended June 30, 2005, a decrease of 31%. This change was due primarily to decreases in, payroll expense, professional fees, repairs and maintenance, and trade shows approximately $13,600, $46,500, 7,500 and 7,500, respectively, during the six months ended June 30,2006 as compared to the same time period in 2005. The only significant increase in expenses were consulting fees, $32,862 in the six months ended June 30, 2006 as compared to the same time period in 2005.

There were no stock options granted to non-employees during the six months ended June 30, 2006 or during the six months ended June 30, 2005.


Accounts payable increased to $557,482 for the six months ended June 30, 2006 compared to $510,176 at years end December 31, 2005. The primary reason for the increase was an increase in consulting fees of $32,862 during the six months ended June 30, 2006

Our interest expense for the six months ended June 30, 2006 was zero as compared
to $7,615 from   the  same  time  period last year.  This interest was on a note payable that Unitrend satisfied during the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities that provided aggregate net proceeds of $2,629,063, and net loans from its founder received from inception of $4,771,706. As of June 30, 2006, the Company's cash totaled $144 and accounts receivable totaled $434. Loans from Mr. Jelinger during the six months ended June 30, 2006 totaled $98,542. He forgave $373,909 of loans in 2004. The President/majority stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash for the six months ended June 30, 2006 included $98,689 for the Company's operations and working capital requirements. For the six months ended June 30, 2006, primary uses of cash for the Company's investing requirements totaled zero due to no purchases of property or equipment.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the Company to commence manufacturing of its VersaCase product.
Ultimately, the Company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the Company plans to raise sufficient funds through the advancement of monies by its founder and/or through private placements. While funds advanced and raised from the founder may enable the Company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs Consequently, we may seek additional funding through an SB-2 registration statement or through private placements. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing stock offered in the anticipated secondary offering. In the event that neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of working capital. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

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


                             UNITREND, INC.

Dated:  November 20, 2006    By:  /S/ CONRAD A.H. JELINGER:
                                  _________________________
                                  Conrad A.H. Jelinger

                                  Chief Executive Officer,
                                  Interim  Chief Financial Officer
                                  and President



EXHIBIT 99.1



                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Unitrend, Inc. (The Company) on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Conrad A.H. Jelinger, Chief Executive Officer and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                 /s/  Conrad A.H. Jelinger
                                 -----------------------------
                                 Conrad A.H. Jelinger
November 20, 2006
                                 Chief Executive Officer, Interim
                                 Chief Financial Officer and
                                 President