Form 10QSB
period 2006-09-30
UNITREND INC
filed 2006-12-05
CIK 1035066

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended September 30, 2006


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

Number of shares of registrant's common stock outstanding
as of September 30, 2006:  70,390,770

                             UNITREND, INC. AND SUBSIDIARY
                                       FORM 10-QSB
                            QUARTER ENDED September 30, 2006

                                   Table of Contents

PART I   FINANCIAL INFORMATION                                             Page

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets at September 30, 2006 And December 31, 2005.4

         Condensed Statements of Operations for the three and nine months ended September 30, 2006, 2005 and for the period from September
         27, 1994 (date of inception) to September 30, 2006 ...............   5

         Condensed Statements of Cash Flows for the nine months ended
         September 30, 2006, 2005 and for the period from September 27,
         1994 (date of inception) to September 30, 2006 ...................   6

         Statements of Stockholders' Equity for the nine months ended
         September 30, 2006 and for the years ended December 31, 2005, 2004
         and 2003..........................................................   7

         Notes to Condensed Financial Statements.........................   8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................  10-12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    12


Item 2.  Changes In Securities And Use Of Proceeds.......................    12

Item 3.  Defaults Upon Senior Securities.................................    12


Item 4.  Submission Of Matters To A Vote Of Security Holders.............    12

Item 5.  Other Information...............................................    12

Item 6.  Exhibit.........................................................    12

         Signatures......................................................    13


This quarterly report on Form 10-QSB is for the three and nine months ended September 30, 2006. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission
(SEC)allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "Unitrend," "we," "us" and "our" refer to Unitrend, Inc.


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




Part I.        Financial Information
Item I.        Condensed Financial Statements



                                UNITREND, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                     ASSETS
                                                         (unaudited)          (unaudited)
                                                     September 30, 2006     December 31,2005
                                                     ------------------     ----------------
CURRENT ASSETS
  Cash                                                $            394       $           291
  Accounts Receivable                                              434                   569
  Inventory - Finished goods                                    13,168                13,168
                                                      ----------------      ----------------
    Total current assets                                        13,746                14,028

PROPERTY AND EQUIPMENT, at cost
  Land                                                          67,485                67,485
  Building and improvements                                    351,168               351,168
  Furniture and fixtures                                        65,496                65,496
  Computer equipment                                           151,055               151,055
  Computer software                                             46,719                46,719
  Automobiles                                                   15,937                15,937
  Tooling and dies under construction                          940,007               940,007
                                                      ----------------      ----------------
                                                             1,637,867             1,637,867
  Less accumulated depreciation                               (340,782)             (328,540)
                                                      ----------------      ----------------
    Net property and equipment                               1,297,086             1,309,327
                                                      ----------------      ----------------

OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                             17,011                18,598
                                                      ----------------      ----------------

    TOTAL ASSETS                                      $      1,328,093      $      1,341,953
                                                      ================      ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                                    $        570,246      $        510,176
  Current portion of note payable                                   -                   -
  Accrued expenses                                           1,076,324             1,006,477
                                                      ----------------      ----------------
    Total current liabilities                                1,646,570             1,516,653
                                                      ----------------      ----------------

NOTES PAYABLE - RELATED PARTIES                                969,884               850,068
                                                      ----------------      ----------------


STOCKHOLDERS' EQUITY
  Common stock, no par value                                 3,805,098             3,805,098
  Additional paid-in capital                                 9,332,592             9,332,592
  Deficit accumulated in the development stage             (14,426,052)          (14,162,458)
                                                      ----------------      ----------------

    Total stockholders' equity                              (1,288,361)           (1,024,769)
                                                      ----------------      ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $      1,328,093      $     1,341,953
                                                      ================      ================



                                 UNITREND, INC.
                          (A Development Stage Company)
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                (unaudited)
                                               (unaudited)    (unaudited)     (unaudited)     (unaudited)    September 27,1994
                                              Three Months   Three Months     Nine Months     Nine Months    (Date of Inception)
                                                 Ended          Ended            Ended           Ended            Ended to
                                              September, 30  September, 30    September, 30   September, 30    September, 30
                                                  2006            2005            2006            2005              2006
                                             -------------   -------------   -------------   -------------   -----------------
Sales                                        $           -   $          68   $           -   $         135     $         6,725

Cost of Sales                                         (147)           (210)           (441)           (776)            (11,523)
                                             -------------   -------------   -------------   -------------   -----------------
Gross Loss                                            (147)           (142)           (441)           (641)             (4,798)

Research and development expenses                        -               -         (48,765)         (1,936)           (658,993)

Selling, general and administrative expenses       (61,646)       (141,254)       (214,389)       (363,261)        (12,860,721)
                                             -------------   -------------   -------------   -------------   -----------------

Operating loss                                     (61,793)       (141,397)       (263,595)       (365,838)        (13,524,512)

Other income                                             -               -               -               -            (546,875)

Interest income                                          -               -               -               -               1,546

Interest expense                                         -               -               -          (7,615)           (332,244)
                                             -------------   -------------   -------------   -------------   -----------------
Net loss before cumulative effect of change
  in accounting principle                          (61,793)       (141,397)       (263,595)       (373,453)        (14,402,085)

Cumulative effect of change in accounting                -               -               -               -             (23,968)
  principle                                  -------------   -------------   -------------   -------------   -----------------

Net loss                                     $     (61,793)  $    (141,397)  $    (263,595)  $    (373,453)  $     (14,426,052)
                                             =============   =============   =============   =============   =================


Basic and diluted loss per share:

Before cumulative effect of change in
  accounting principle                       $       (0.00)  $       (0.00)  $       (0.00)  $       (0.01)  $           (0.21)

Cumulative effect of change in
  accounting principle                                   -               -               -               -                   -
                                             -------------   -------------   -------------   -------------   -----------------

 Net loss                                    $       (0.00)  $       (0.00)  $       (0.00)  $       (0.01)  $           (0.21)
                                             =============   =============   =============   =============   =================
Weighted average shares outstanding
   used to compute basic and diluted loss       70,390,770      70,390,770      70,390,770      70,390,770          68,631,092
   per share
                                             =============   =============   =============   =============   =================


                                   UNITREND, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS

                                                                                                 (unaudited)
                                                        (unaudited)         (unaudited)       September 27, 1994
                                                     Nine Months Ended   Nine Months Ended  (Date Of Inception)
                                                     September 30, 2006  September 30, 2005   September 30, 2006
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $       (263,595)    $      (373,453)    $   (14,426,052)
                                                      ----------------    ----------------    ----------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                                   -                   -              23,968
    Options issued for services                                      -                   -           5,326,989
    Depreciation & amortization                                 13,828              13,977             386,714
    Loss on disposal of property and equipment                       -                   -             608,643
    Bad debt                                                         -                   -              42,157
    Accrued interest income                                          -                   -              (3,091)
    Common stock issued for services                                 -                   -              10,000
  Increase in operating assets:
    Accounts receivable                                            136                (135)               (434)
    Inventory                                                        -              (9,470)            (13,168)
    Prepaid Expenses                                                 -                   -                   -

  Increase (decrease) in operating liabilities:
    Accounts payable                                            60,070            (196,633)            570,246
    Accrued expenses                                            69,847            (193,236)          1,292,014
                                                      ----------------    ----------------    ----------------
    Total adjustments                                          143,881            (385,497)          8,244,038
                                                      ----------------    ----------------    ----------------
  Net cash used in operating activities                       (119,714)           (758,950)         (6,182,014)
                                                      ----------------    ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs                                 -                   -             (31,723)
  Purchase of property and equipment                                 -                   -          (2,277,022)
  Proceeds from sale of property and equipment                       -                   -              10,941
  Loans to related parties                                           -                   -             (18,191)
  Loans to other entities                                            -                   -             (23,916)
  Repayment from employee                                            -                   -               3,041
  Payment of organizational cost                                     -                   -             (30,168)
                                                      ----------------    ----------------    ----------------
  Net cash provided by (used in )
   investing activities                                              -                   -          (2,367,038)
                                                      ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                                              -                   -              (5,448)
  Loans from stockholder                                       119,816             930,674           4,792,980
  Proceeds from note payable                                         -                   -             290,000
  Payment on note payable                                            -            (171,047)           (290,000)
  Proceeds from sale of common stock
   and exercise of stock options                                     -                   -           2,629,063
  Payments for stock recissions                                      -                   -            (134,170)
  Sale of stock subject to recission
   for cash                                                          -                   -           1,267,020
                                                      ----------------    ----------------    ----------------
  Net cash provided by financing
   activities                                                  119,816             759,627           8,549,445
                                                      ----------------    ----------------    ----------------

    Net increase (decrease) in cash                                103                 677                 394

Cash - beginning of period                                         291                 427                   -
                                                      ----------------    ----------------    ----------------
Cash - end of period                                  $            394    $          1,104    $            394
                                                      ================    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                                         $              -    $          6,113    $        179,795


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

The President/Majority Stockholder forgave debt of $136,832 during the period ended March 31, 2004.


                                  UNITREND, INC.
                          (A Development Stage Company)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Nine Months Ended September 30, 2006
           And For the Year Ended December 31, 2005, 2004, 2003, 2002
                                   (unaudited)

                                                                              Deficit
                                                                            Accumulated
                                 Common Stock              Additional        During the
                           -------------------------         Paid-in        Development
                            Shares           Amount          Capital           Stage            Total
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
  DECEMBER 31, 2002        70,371,770    $   3,795,598    $   8,023,695    $ (12,150,321)   $    (331,028)

Majority stockholder
  forgives loans and
  accrued salary on
  on December 31, 2003              -                -          577,988                -          577,988

Net loss - 2003                     -                -                -         (280,938)        (280,938)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
  DECEMBER 31, 2003        70,371,770    $   3,795,598    $   8,601,683    $ (12,431,259)   $     (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14, 2004             19,000            9,500                -                -            9,500

Majority stockholder
  forgives loans and
  accrued salary on
  March 31, 2004                    -                -          136,832                -          136,832

Majority stockholder
  forgives loans and
  accrued salary on
  June 30, 2004                     -                -          237,077                -          237,077


Net loss - 2004                     -                -                -       (1,185,679)      (1,185,679)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
  DECEMBER 31, 2004        70,390,770    $   3,805,098    $   8,975,592    $ (13,616,938)   $    (836,248)

Majority stockholder
  forgives loans on
  June 30, 2005                     -                -          357,000                -          357,000


Net loss - 2005                     -                -                -         (545,520)        (545,520)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
  DECEMBER 31, 2005        70,390,770    $   3,805,098    $   9,332,592    $ (14,162,458)   $  (1,024,769)

Net loss for the
  period ended
  September 30, 2006                     -                -                -    (263,595)        (263,595)
                        -------------    -------------    -------------    -------------    -------------
BALANCE -
SEPTEMBER 30, 2006         70,390,770    $   3,805,098    $   9,332,592    $ (14,426,052)   $  (1,288,361)

                        =============    =============    =============    =============    =============



                                   UNITREND, INC.
                                    FORM 10-Q SB
                         QUARTER ENDED SEPTEMBER 30, 2006
                NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the three and nine month period ended September 30, 2006. The results for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year.

NATURE AND SCOPE OF BUSINESS
Unitrend, Inc. (the Company) a Nevada corporation as of January, 1999, formerly an Ohio corporation, is a development stage company formed with the purpose of expanding the useful life of computer technology through our patented computer enclosures, power supplies and related products that will ultimately be sold to a national market. The Company was incorporated on April 11, 1996 as Versa Case, Inc. On May 15, 1996, the Company changed its name to Unitrend, Inc. The Company's operations to date have consisted primarily of incidental sales of computer components while the Company personnel have concentrated on the research and development of its products and procuring the necessary patents on its technology. To date, the Company has been issued nine United States patents with fifteen patent applications pending. The VersaCase patent alone was valued at $9,478,000 by Robinwood Consulting, an independent firm experienced in the valuation of intellectual property. Generally accepted accounting principles do not allow us to record this valuation on the balance sheets, we can only account for the direct costs involved in obtaining a patent. We also have nine registered trademarks and service marks. As of September 30 2006, expenses incurred have been primarily for administrative support, obtaining patents, tooling and product development of the enclosures and power supplies that will ultimately be sold and tooling, product development and inventory of the wire management systems that are currently being sold, which has resulted in an accumulated deficit in the development stage of approximately $14,426,000.

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

In March, 2006 Unitrend took delivery of the new Stable "Breeze" power supply proto-types built by NPI. The breeze power supply is a new generation of PC power supply that has been designed as a potential replacement power supply system for an estimated 1,250,000,000 PC's used in the world today. Its design also makes it a good candidate for new PC installations by Value Added Resellers
(VARs) and Original Equipment Manufactures(OEM) around the world where high quality and stable power is demanded. Tooling for the Breeze power supply is expected to be completed in 2007 with potential sales expected to follow late in the second quarter 2007.

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

RELATED PARTY PAYABLE
In the past, there were unsecured notes payable to the President/majority stockholder, including interest at prime on the first business day of the year, payable in ten equal installments after the Company is profitable for one year. As of June 30, 2006 note payable to the President/majority stockholder was $969,884. As of December 31, 2005 and December 31, 2004, the outstanding balance of the note payable to the President/majority stockholder was $850,068 and $99,846, respectively. During 2004, our President/majority stockholder forgave loans to the Company of $373,909. He also forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended
December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. The forgiveness was accounted for as contributed capital.

NEW ACCOUNTING PRONOUNCEMENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
  THIRD QUARTER OF 2006 COMPARED TO THIRD QUARTER OF 2005

We had no revenues in the third quarter ended September 30, 2006 as compared to very modest sales in the third quarter ended September 30, 2005. Revenues were nonexistent during the third quarter of 2006 because Unitrend had changed its primary focus from promoting sales of Cablety to the research and development of the Breeze power supply, Viking modular computer case and incorporating the Cablety into this system. We anticipate not being classified as a development stage enterprise sometime during 2007.

We had an operating loss of $61,793 during the quarter ended September 30,2006 As compared to an operating loss of $141,397 during the quarter ended September 30, 2005 an decrease of approximately 56%

Selling, general and administrative expenses decreased to $61,646 during the quarter ended September 30, 2006 as compared to $141,254 during the quarter ended September 30, 2005, a decrease of approximately 56%. The decrease in selling, general and administrative expenses was due primarily to some increases and decreases in expenses. Unitrend only experienced an increase in consulting fees of approximately $10,819 during the quarter ended September 30, 2006 as compared to the same time period in 2005. The Company had significant decreases in repair and maintenance expense and payroll expense of approximately $66,600 and $13,500 during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

There were no stock options granted to non-employees during the three months ended September 30, 2006 or during the three months ended September 30, 2005.

RESULTS OF OPERATIONS
  FIRST NINE MONTHS OF 2006 COMPARED TO FIRST NINE MONTHS OF 2006

Unitrend had nonexistent revenues during the nine months ended September 30, 2006 and had no significant revenues during the nine months ended September 30, 2005. Revenues were zero during the first nine months of 2006 because Unitrend had changed its primary focus from promoting sales of Cablety to the research and development of the Breeze power supply, Viking modular computer case and incorporating the Cablety into this system. Unitrend anticipates not being classified as a development stage enterprise sometime during 2007.

Unitrend had an operating loss of $263,595 during the nine months ended September 30, 2006 as compared to an operating loss of $365,838 during the nine months ended September 30, 2005, a decrease of approximately 28%. As discussed below, this change is due to decreases in selling, general and administrative expenses.

Unitrend had $48,765 in research and development expenses during the nine months ended September 30, 2006 as compared to $1,936 for the nine months ended September 30,2005. Unitrend believes that research and development expenses will increase as Unitrend goes forward. NPI will complete product development, obtain agency approvals, engage in product positioning and manufacturing development for the Breeze power supply and Viking modular computer case. Unitrend anticipates this spending to continue to increase as Unitrend continues to develop new and innovative products for the computer industry. There was nothing spent on tooling during the first nine months of 2006 or during the first nine months of 2005. Our management anticipates tooling costs to increase as Unitrend move forward.

Selling, general and administrative expenses decreased to $214,389 during the nine months ended September 30, 2006 as compared to $363,261 during the nine months ended September 30, 2005, a decrease of approximately 41%. This change was due primarily to decreases in, payroll expense, repairs and maintenance, and trade show expense of approximately $27,000, $74,000 and $7,500, respectively, during the nine months ended September 30,2006 as compared to the same time period in 2005. The only significant increase in expenses were consulting fees of $44,000 in the nine months ended September 30, 2006 as compared to the same time period in 2005.

There were no stock options granted to non-employees during the nine months ended September 30, 2006 or during the nine months ended September 30, 2005.

Accounts payable increased to $570,246 for the nine months ended September 30, 2006 compared to $510,176 at years end December 31, 2005. The primary reason for the increase was an increase in consulting fees of approximately $44,000 during the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities that provided aggregate net proceeds of $2,629,063, and net loans from its founder received from inception of $4,792,980. As of September 30, 2006, the Company's cash totaled $394 and accounts receivable totaled $434. Loans from Mr. Jelinger during the nine months ended September 30, 2006 totaled $119,816. He forgave $373,909 of loans in 2004. The President/majority stockholder forgave debt of $432,240, accrued interest of $22,280 and accrued salary of $199,352 during the year ended December 31, 2003. On March 31, 2000, our President/majority stockholder forgave loans to the Company of $2,171,854 and accrued interest of $69,942. This was accounted for as contributed capital.

Primary uses of cash for the nine months ended September 30, 2006 included $119,714 for the Company's operations and working capital requirements. For the nine months ended September 30, 2006, primary uses of cash for the Company's investing requirements totaled zero due to no purchases of property or equipment.

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


                             UNITREND, INC.

Dated:  November 27, 2006    By:  /S/ CONRAD A.H. JELINGER:
                                  _________________________
                                  Conrad A.H. Jelinger

                                  Chief Executive Officer,
                                  Interim  Chief Financial Officer
                                  and President



EXHIBIT 99.1



                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Unitrend, Inc. (The Company) on Form 10-QSB for the period ending September 30, 2006, As filed with the Securities and Exchange Commission on the date hereof (the Report), I, Conrad A.H. Jelinger, Chief Executive Officer and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                 /s/  Conrad A.H. Jelinger
                                 -----------------------------
                                 Conrad A.H. Jelinger
November 27, 2006
                                 Chief Executive Officer, Interim
                                 Chief Financial Officer
                                 and President