Form 10KSB
period 2006-12-31
UNITREND INC
filed 2007-05-07
CIK 1035066

Form 10-KSB
---------------------------------------------------------------------------

/X/  Annual  report  under  section 13 or 15(d)  of the Securities Exchange
Act of 1934

For the Fiscal Year ended December 31, 2006

/_/ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check  whether  the  issuer (1) filed  all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_ /

State issuer's revenues for its most recent year:	$

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $ 133,985,145 as of April 30, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of April 30, 2007:                Common Stock:               70,390,770


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

Unitrend, Inc. (the "Company") is a development stage company founded as an Ohio Corporation in 1996 by Conrad A.H. Jelinger. The Company was
reincorporated in Nevada in July, 1999. The Company focuses on the computer enclosure, power supply and wire management industry. Since the Company's formation, it has focused on research and development and procuring patents on its technology. The Company released the Cablety(r) wire management system in the fourth quarter 2003 and plans to follow with the VersaCase(r) "Viking Chassis" computer enclosure, Stable(r) "Breeze" power supply in 2007. Final prototypes of Breeze power supply were delivered to the Company in April, 2006

In 1998, the Company formed Osborne Manufacturing, Inc.(OMI) to produce the Company's products. In 2002 OMI was dissolved because management believed that it could save time and money by entering into a contract with New Product Innovations, Inc. (NPI) to provide turnkey manufacturing of its product line. In 1998 we agreed to acquire by merger a related party known as Server Systems Technology, Inc., (SSTI), an Ohio corporation formed September 27, 1994, for the purpose of obtaining patented technology crucial to retaining control of the VersaCase line of products. This acquisition was legally effectuated in July 1999.

COMPANY OVERVIEW

Unitrend, Inc. was founded with the purpose of expanding the useful life of computer technology. Our mission is to maximize our customers' return on investment in information systems by extending the value of older technologies as they combine with the latest advances. Our patented products which are designed to accomplish this aim are the Cablety, Stable "Breeze" and "Blizzard" power supplies and the highly modular VersaCase "Viking Chassis" and "Neptune Chassis" computer enclosures. Unitrend's current goal is to establish its products as the industry standard for open architecture, accessibility, scalability and thermal stability while setting new benchmarks for quality and adaptability.

We utilize proprietary and patented technology to design, develop, manufacture, and market our products. The patented Cablety is a wire management system that routes and supports internal wires and ribbon cable in a vertical position which allows warm air to rise to the top of the enclosure where it is swept away and vented out of the case. This results in a cooler and cleaner operating environment inside the computer.
VersaCase is a family of computer enclosures that allows a user or technician to rapidly access all internal components of a computer. This architecture dramatically reduces downtime for maintenance, and allows quick upgrading of a single component (such as the computer's central processing unit) without having to replace or tear down and rebuild the entire computer. We have also patented the Stable "Prism", "Breeze" and "Blizzard power supply units that greatly enhances the energy performance and cooling operations inside a computer case. These products save substantial time and financial resources for both users and technical support staff. As of the date of this filing, we have commenced sales of the Cablety, although sales have been modest, we expect them to increase later in 2007. We have not had any sales of the VersaCase family of computer enclosures or Stable family of power supplies.

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

INDUSTRY

The PC market is defined as shipments of desktops, portables and Intel-based servers priced under $25,000. About 154.7 million units were shipped worldwide in 2003, an 11.4 percent increase over the previous year, according to figures released by International Data Corporation (IDC). Gartner Inc., which uses slightly different measurement methods, calculated that 168.9 million units were shipped in 2003, a 10.9 percent increase over 2002. Domestic PC shipments totaled 57.7 million in 2003, a 12.4 percent increase from 2002 (tallahassee.com 1/15/04). In 2004, shipments reached
177.5 million units worldwide, up 14.7 percent from 2003 according to IDC. IDC also reports that domestic PC shipments totaled 58.3 million in 2004, a slight increase over 2003 and a strong 15.5% in 2005, compared with 2004. In 2006, IDC reported shipments reached approximately 229.4 million worldwide, 66.1 million units sold domestically and 163.3 million internationally. IDC forecast U.S. PC sales to grow 6.9 percent to 70.7 million units in 2007, and 7.7 percent to 76.1 million units in 2008. In comparison, the worldwide market as a whole will rise 11.3 percent to 255.4 million units in 2007 and 10.9 percent to 283.2 million units in 2008.

According to market research firm Gartner Inc., shipments of PCs worldwide will grow at a slower pace in 2006 than in 2005 (PC shipments grew 15.5% in 2005, compared with 2004.) However, PC shipments in 2006 are expected to reach 234.5 million units, up 10.7% compared with 2005. Although shipments of mobile PCs are expected to grow strongly in 2006, the deceleration in desktop PC replacements will drag down the overall growth rate, according to Gartner. Desktop PC shipments are projected to grow just 1.9% this year overall, declining 8.6% in mature markets while increasing 19.55% in emerging markets, said Gartner. Mature markets include the U.S. and Western Europe. IDC separately has similar expectations. IDC predicted that worldwide PC shipments will grow 10.5% this year over 2005, helped in large part by strong sales in the Asia-Pacific region, with 13.2% growth in shipments and in emerging markets such as Eastern Europe, the Middle East, Africa and Latin America, with 18.5% growth, analyst David Daoud said. Mature markets will experience more moderate growth with Western Europe seeing a 9.7% increase in shipments, the U.S. a 6.8% increase and Japan remaining essentially flat this year. In 2005, worldwide PC shipments grew 15.9% over 2004, Daoud said. This year, the growth will slow in part because of a desktop PC saturation in mature markets, he said. Growth in 2007 isn't expected to fall below 2006 levels because Vista is expected to help the market, he said.

IDC originally expected a 9.7 percent increase in worldwide PC sales in 2005 over 2004 (Figures now show 15.9%). Domestic shipments were expected to grow to 62.7 million in 2005, a 7.6 percent according to IDC. Even though sales have slightly increased, the Company believes that worldwide PC sales will continue to increase in the coming years because of the replacement of outdated units. Market researcher IDC attributes the lower-than-expected growth to the delayed economic recovery in Japan and a cautious outlook in the United States. In 2004, pre-Year 2000 machines began to reach the end of their life cycles. This replacement cycle appears to be slowly under way. We believe that this will be the major reason for upgrading and/or replacing existing PCs, not technology innovations. Although these old PCs would normally have been replaced by now, economic uncertainty may have delayed new purchases. Simon Yates of research firm Forrester states, "helping to create strong PC demand is the fact that many businesses stretched their PC refresh cycles much longer than is really healthy and have gone beyond the existing warranties on this equipment, and Microsoft has finally killed off support for some of their older operating systems "(newsfactor.com 12/12/03). In the fourth quarter of 2002 these replacements began to occur with PC shipments to U.S. businesses with more than 500 employees per site growing by 13.9 percent from the fourth quarter of 2001 according to Dataquest. Dataquest also reports that in the same time period PC shipments to business with fewer than 500 employees per site increased by 5.4 percent over the same period in the previous year. Small and midsize businesses are changing their PC and server buying habits, choosing, for example, to purchase hardware from the manufacturer. Slower replacement cycles are among the challenges facing vendors. Business customers are in the middle of the replacement cycle that PC vendors have been anticipating for two years, but consumers have largely tapped themselves out after two years of keeping the PC market afloat amid slow business sales (Pcworld.com 1/19/05). Enterprises will continue to prioritize cost savings through optimization and extension of technology and solution investments that will make this a perfect environment for the introduction of the VersaCase and related products. Our product line will help reduce the costs associated with maintaining outdated machines.

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

Major assemblers such as Apple, Dell, Gateway and Hewlett Packard build units that support only their proprietary components. If one of these parts should fail, the only option is to replace it with the same part from the same company. While this provides additional revenue for the PC producer, the consumer suffers in significant ways. Consumers are locked into the price, availability, and delivery time dictated by the PC producer, which can add to downtime and cost of maintenance.

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

Continuous Need to Upgrade. Both hardware and software components are updated at an astounding pace. Moore's Law states that processing power doubles roughly every 18 to 24 months. The rapid release of 12 Intel micro processing chips from the 8080 through the Pentium 4 over the last 25 years shows that Moore's observation is still remarkably accurate, while also demonstrating technology's rushing rate of change. A steady stream of software upgrades takes advantage of this additional processing power to create more powerful, intuitive, and stable software. We become increasingly dependent on the software, and thus the software upgrades, which in turn require upgrading the computer's memory, storage, or processing capabilities. There are many additional expenses associated with PC ownership, not just the base sticker price. A mid-range PC, featuring all the bells and whistles for a mere $1,300 US, might have a price tag of $4-6,000 - or more. The average annual cost of a PC for an enterprise could be as low as $2-4,000 or as high as $13,000, IDC analyst Roger Kay told NewsFactor. 80 percent of what a PC costs over its life goes largely for support, including the labor costs for repairs. (newsfactor network 12/1/03), a trend that continues to this day.

Scalability. The ability to change internal components is essential for extending the investment in computer technology. There has been little change in recent years, but in 2005 the desktop PC may undergo transformations. A series of developments are combining to bring about the changes, with most of them centered on the new Balanced Technology Extended
(BTX) interface. The BTX interface specification provides a flexible standards-based form factor foundation that supports the implementation of new desktop technologies, including PCI Express and Serial ATA (TechWeb 1/23/04). It could take five years or more to implement. Additional AMD has found support within the industry for DTX, a new platform being developed for compact motherboards

Thermal Stability. The ability to maintain a proper cooling environment within the computer system reduces heat induced failures. Heat is an enemy because it causes components to expand or respond differently to electricity. Restricted airflow in the case is often the crux of case temperature problems. Ribbon cables and power connectors can create a barrier in the case (TechRepublic 8/12/03). Restricted airflow allows for dust to settle on the equipment causing an "insulating blanket" on heat emitting devices such as a processing chip.

UNITREND SOLUTION

We believe Unitrend is well positioned to offer solutions to many of the issues listed above. Cablety, VersaCase and Stable power supplies were designed with these factors in mind, resulting in products that address these five areas: true open architecture; complete accessibility; rapid upgrade and maintenance; creative scalability and thermal stability.

True Open Architecture. The VersaCase family of products achieves true open architectural design by allowing the combination of various technologies and/or peripherals from different manufacturers. VersaCase accepts all industry standard components, such as motherboard configurations from Intel and AMD. Because the case design and interchanging back plane apertures allow for the acceptance of any non-proprietary part, the consumer will not be restricted to using proprietary components. This significantly enhances the computer's value by allowing the owner to choose the best component for each repair, upgrade and/or life cycle rotation.

Complete Accessibility. The VersaCase family of products allows a user or technician to quickly access the internal components of a computer. The design of the case is similar to a drawer, thereby providing quick access, without tools, to the inside of the computer. Internal components become modules that can be installed or replaced simply and easily. This design simplifies routine repair, maintenance, and upgrade procedures. This full-access-design is vital for mission-critical applications. Often, a failure in a server system can be isolated to two or three units, and the technician must rapidly check all three units to save the entire system from shutting down. Standard computer enclosures require considerable time to access all internal components because they must be laboriously dismantled. With the VersaCase, the technician simply slides open the drawer. What can take agonizing minutes or even hours with a typical enclosure is done in seconds or minutes with any VersaCase enclosure.

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

The Cablety is a new concept in computer wire and cable management and as such we hope to set new industry standards with its introduction to the markets. Retail pricing on a Cablety kit has been established at $9.99 for 2006. A kit includes three Cabletys, three base mounts, three mounting screws, three hex nuts and three 3M adhesive pads. Kits and individual components are also available to OEMs on a bulk basis to fit whatever their requirements may be. The Cablety is currently available in light blue and flame orange. Other colors will be added in the future. The Prism power supply is more expensive to purchase than traditional PC power supplies, with a retail price around $130 for the low wattage, entry level model.
However as power output (in wattage) increases in medium to high-end models, Prism becomes very competitive in price and offers numerous features and benefits not offered by any competitor. The target price for the Breeze power supply is around $160 for high watt units. This is fairly competitive with others on the market. The VersaCase "Viking Chassis" is more expensive to purchase than traditional desktop computer enclosures, with a retail price around $180, the price will depend on whether the customer chooses the medium wattage "Blizzard" or the higher wattage "Blizzard" power supply. (Blizzard is a new generation power supply under development for use in the Viking(tm) and Neptune(tm) Chassis.) The VersaCase will also include cables. This price is competitive when compared to higher-end rackmount server enclosures. We will compete in the computer enclosure market by demonstrating the value of the features and benefits of VersaCase. We separate ourselves from other companies now offering computer enclosures by focusing on common sense solutions. VersaCase is convertible technology. Accordingly, it may be used as a single unit, in multiple stacks, rack-mount configuration, or as a workstation. It can be used in a variety of applications including, but not limited to file servers, web servers, disk arrays, duplicators, and e-mail servers. Further, non-proprietary components can be used to configure a computer for a specific application, and possibly achieve lower operating costs.

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

MARKETING AND SALES

We are implementing brand-building strategies for Unitrend, Cablety, Stable (Prism, Breeze and Blizzard) power supply and VersaCase (Viking, Neptune and Orion Chassis). Our brand objective is to identify emerging trends in computer-related technologies and to provide streamlined solutions that make those technologies more user friendly. We will continue to build equity in our brands by promoting the unique and patented features of our products via multiple mediums to diverse market segments.

The Cablety wire management system is the first product we began to market. Unitrend has entered into a contract with Titan Technologies, an established national sales and marketing group, to market and sell the Cablety, VersaCase (Viking, Neptune and Orion Chassis), Stable (Prism, Breeze and Blizzard) and any future products developed by Unitrend. The Cablety will be marketed through various channels including, but not limited to, value added re-sellers (VARs) and original equipment manufacturers (OEMs). VersaCase and Stable power supplies will be marketed to, and sold for, two specific PC applications: high-end PC users, such as automated manufacturing functions, and entry-level servers. The Breeze will be initially marketed as a replacement for the standard slim power supply commonly used in mini towers. We intend to market and sell our products to non-profit and commercial organizations, individuals, and OEMs. OEM sales and licensing, large corporate and government accounts, and large-volume VAR sales will be managed by Unitrend's direct sales organization. Sales to all other organizations will be through distributors. We plan to establish a multi-channel distribution network that will allow us to leverage the distributors who are strategically focused on offering value added products and services to the computer industry. However, we will modify our distribution plans as demanded by the markets we serve in order to maximize efficiency throughout all channels of distribution. We intend to promote end-user demand, and will support our sales efforts through a variety of marketing programs including but not limited to: trade and consumer advertising, website promotions, public relations, and trade shows.

In April 2004, Unitrend along with a representative from Titan Technologies participated in RetailVision Spring 2004. RetailVision Spring 2004 is a trade show that allows the manufacturer to sit face to face with potential retailers and distributors in the computer industry. Unitrend presented to representatives that comprise approximately 90% of the computer industry's manufacturers and/or distributors. Positive results of this show include agreements signed with Micro Center, Inc., TigerDirect.com and Zones, Inc. Micro Center, Inc. offers a huge selection of competitively priced, high-quality products, and a wealth of information to help customers make informed buying decisions. Micro Center has twenty nationwide retail stores along with an online retail site. Currently, the Cablety may be purchased at www.microcenter.com. TigerDirect.com carries the world's largest selection of computer components, making them the reseller of choice for the "build-it-yourselfer." Zones, Inc. and their affiliates are single-source, multi-vendor direct marketing resellers of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts and sells product through outbound and inbound call center account executives, specialty print and e-catalogs, and the Internet. The Cablety is available for purchase at www.zones.com. In August 2004, Unitrend exhibited at the Zones Accessories Training Fair where representatives from Unitrend showed the benefits of using our product line. This show was attended by only Zones sales and marketing representatives in order for them to learn about all the products that Zones carries. In September 2004, Unitrend attended the Gartner System Builders Summit. This show is the leading event for the white box market. Vendors and resellers meet at this show to explore new technologies and build strategic relationships. Unitrend established relationships with interested vendors for when our product line is in full production. In early April 2005, Unitrend exhibited at the FOSE trade show. FOSE is the most comprehensive technology event serving the government marketplace. The U.S. government is the largest buyer of technology in the world, which made this show the most efficient way for Unitrend to reach government customers. At this show we introduced the Breeze power supply and the "new" flame orange Cablety with the industrial/military safety wire capabilities. We also exhibited the VersaCase (Orion Chassis) and Cablety kits. Many government agencies reviewed our products and gave us positive feedback. Many leads were made to place beta units within the government for testing. No exhibits were attended during 2006. Unitrend elected to concentrate its resources on the completion of the "Breeze" prototyping with data gathered from the afore mentioned trade shows.

While our initial focus is the North American market, we plan to expand to Europe, Asia/Pacific, and Latin America as opportunity arises. The data presented at the beginning of the business section illustrates the size of these market segments.

PRODUCTS

The Cablety wire management system has been available since the fourth quarter 2003.

The Cablety features include:

  - Made of "Static Resistant" GE Plastics(r).

  - Lifts internal cables and wires off the electronic system(s) board(s) and their microchips by holding them in a vertical and/or horizontal position. This allows heat that would otherwise be trapped in and around the computer's critical devices to escape and be vented out of the computer case.

  - Increased airflow allows for a proper cooling environment making the system more stable and reducing heat induced failures.

  - Wire management increases airflow thus reducing dust and dirt build-up.

  - New version includes military/industrial safety wire capabilities for security seals and tagging.


The Stable power supply is a two stage modular design that allows the user to rapidly remove the unit by simply lifting it out of its base for repairs, maintenance or upgrades.

The Stable "Prism" power supply features include:

  - Snap-in upper power module for ultra fast power supply replacement.

  - Two high quality plug-in cooling fans pitched at fifteen degrees for smooth, efficient airflow and rapid replacement in case of failure.

  - RPM sensors on cooling fans send signal to front panel LEDs to warn of eminent failure.

  - Internal temperature sensors to warn of excessive heat conditions.

  - Self diagnosing power distribution base with audible and visual alarms.

  - Sixteen power take-off connectors for even power delivery to individual internal peripheral drives and devices. Also allows for removal of the power module while leaving power connections intact.

  - Dual redundant power supply options connector.

  - Emergency "Kill Switch" connector.

  - Standard "Slim" power supply footprint.

  - Available in three power sizes: 500 Watts, 550 Watts and 600 Watts.

  - Optional battery pack allows for repairs, maintenance, or upgrades with the power on.

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

  - Or twenty 2 1/2" drives can be mounted onto four independent universal mounting racks.

  - Removable drive bay panels allow for any combination of drive sizes to be installed.

  - Front mounted DB connector for easy laptop docking or serial, SCSI, USB, WiFi and parallel connections.

  - Front DB connector can be swapped with a wireless infrared connecting port.

  - High-security tumbler lock to protect against unauthorized entry into the computer's interior.

  - Easy to read control panel with LED readouts for diagnostic activity.

  - 19" Rack-Mount ready chassis with invertible outer shell to maintain EMI/RFI shielding.

  - Ultra-strong construction to allow units to be stacked up to six high with docking pin accessory.

  - Rugged design allows even the heaviest CAD Monitors to be placed on top of unit.

  - Ball bearing drawer sliders with heavy duty 100lb weight capacities, for smooth opening and closing.

  - Removable and interchangeable back plane for simple upgrading of equipment.

  - Back plane lockdown removes need for screws.

  - Optional 10, 12, or 16 slot back planes available for AT, ATX, BTX, Passive back plane and other designs.

  - Includes Stable power supply (when available) or Breeze power supply (when available) or allows the use of standard Slim power supplies mounted in either a horizontal or vertical position.

  - Rear mounted cable transom to facilitate moving wires when opening and closing chassis drawer.

  - Quick-release  power  supply  base  unit  used  to  distribute power to
    electrical   components   which   accepts  optional  battery  pack  for
    uninterrupted power in the event of power supply failure.

  - Removable thread-mounted feet allow unit to be bolted down on or under table, desk, wall, rack, etc.

  - Built with patented Stable technology.

  - Independent cable sockets for rapid installation or removal of power supply.

The Breeze power supply premiered  at  the  FOSE  2005 show.   Its features
include:

  - Reduces cable clutter by allowing use of only necessary cables.

  - Removable external and internal fans.

  - Self diagnostics capabilities and L.E.D. array

  - Fits in standard slim power supply form factor.

  - Will be available in two power sizes:  500 Watts, 600 Watts.


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

RESEARCH AND DEVELOPMENT

Apart from tooling costs of $1,535,757, as of December 31, 2006, we have invested $658,993 in research and development. To date, our primary focus had been the development of the VersaCase. In January 2003, our focus shifted to the Cablety wire management system. The Cablety can be used in any standard computer as well as an accessory for the VersaCase. We began selling product in the fourth quarter 2003. We are continuing to develop accessories, like the Cablety, that will further enhance the VersaCase, and allow for further customization. It is our intent to continue to innovate by developing similar products that will enable a computer user to save time and money while upgrading and repairing his or her computer. Other product designs are also on the drawing board. There is no guarantee that any of these products will become viable revenue sources.

We believe timely introduction of new and enhanced products will be essential to maintaining a competitive edge. However, we make no representation or guarantee that we will be able to establish or maintain a competitive edge in the marketplace. Consequently, the human and financial commitment to research and development will increase proportionately to meet these demands.

At December 31, 2006, we had a total of two full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. We consider our employee relations to be good.

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

We are a development stage company that commenced operations in April 1996 and has incurred significant losses since that date. In 1998, we acquired Server Systems Technology, Inc. (SSTI), a related Ohio corporation formed September 27, 1994. SSTI held the patent on technology crucial to the VersaCase line of products. We acquired SSTI in a stock-for-stock exchange. Also in 1998, we incorporated Osborne Manufacturing Inc. (OMI) as an Ohio Corporation to function as the business entity for a joint venture between our Company and one of our employees. In 2002 OMI was dissolved because management believed that it could save time and money by entering into a contract with New Product Innovations, Inc.(NPI) to provide turnkey manufacturing of its product line. To date, we have had minimal revenues from sales of our patented and patent pending products, but have relied on private financing and loans from our founder. Furthermore, we have not yet been profitable since our inception and expect to incur additional operating losses in 2007 as we ramp up for production and sales of our entire product line. As of December 31, 2006, we had an accumulated deficit in the development stage of approximately $14,514,000. At December 31, 2006 we had available net operating loss carry forwards of approximately $9.1 million for federal income tax reporting purposes that begin to expire in 2011. Due to uncertainty as to the ability of the Company to be utilizing, the net operating loss has been fully reserved. To date our operations have consisted predominately of sales of the Cablety and incidental sales of computer components while we have principally concentrated on the progression of the VersaCase enclosure and related products. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses through 2007. Expenses incurred have been primarily for development of the Cablety wire management system, Stable power supply and VersaCase enclosure system, tooling and administrative support. We expect to incur significant engineering, pre-production, sales, general and administrative expenses, and as a result, we will need to generate significant revenue to achieve profitability. Additionally, our lack of operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will sustain revenue growth or achieve profitability in future quarters. Although our core management team has worked together for several years, none of the present members of management has extensive experience in managing a large public business in the computer industry. We intend to hire accomplished individuals in the industry to supplement our current management team. However, we cannot assure that we will be able to attract and retain such persons.

The Company has conducted extensive research and development activities since its inception at a variety of levels. Such activities have primarily focused on acquiring patent, market research, marketing, sales and distribution, current technologies, emerging technologies, manufacturing, tool production and analysis, engineering (structural, mechanical, and electronic/electrical) and product development. The Company has engaged various consultants to assist in some of these matters. The Company initially had a two to three year time line for developing and placing its initial products into the market. However early in 1998, toward the end of the initial product development cycle, the computer industry announced sweeping changes to its 20-year old standard in internal design layouts. These changes caused the computer industry to adopt a new standard. Substantial changes in the future are not to be expected for at least five years, but this is not a certainty. These changes caused the Company to redesign its products prior to commencement of the development of tooling and dies. The changes caused delays and deviations from the initial timeline. An additional delay was caused by the Company's underestimation of the complications involved in developing the tools and dies necessary to produce the Company's products (up to six months may be required per tool). Additionally, a significant number of these tools cannot be built concurrently with one another because the parts produced by the core tool must be compared and checked against industry standards before other tools based upon that part may be engineered. The VersaCase product line alone has more than 200 parts, with most of those components having been invented by the Company. To build the VersaCase more than 40 tools have to be designed, machined and built. The total cost for tooling to date is $1,535,757 with an additional $1,000,000 needed to replace and/or modify a portion of our tools on an expedited basis. Approximately $4,211,000 will also be needed to complete tooling, and for various marketing activities provided by New Product Innovations, Inc. including but not limited to developing a selling proposition, conduct naming and nomenclature, developing branding elements and launch material formats, design a trade show exhibit booth, and further develop the web site prior to full-scale production of the Stable power supply and VersaCase. In 2006 and 2005, we spent zero on tooling but in 2004 we spent $28,600 on two production quality tools for the Cablety wire management system. In 2003, we spent $37,728 on pre-production tooling for the Cablety. Nothing was spent on tooling for any of our products in 2002 or 2001. We believe tooling costs will increase as we move forward with changes to our current product line and the development of new products.

The Company has applied for twenty-six patents with respect to its products of which nine have been granted to date. Patent prosecution is also a source of delay and considerable expense for the Company. To fully prosecute a patent may take several years, depending on the type of patent and the number of competing or similar patents. However, the Company believes that patenting its products is key to protecting the value of its ideas and its business plans. In addition to hiring patent attorneys, engineers and designers as consultants to help develop the Company's products, the Company has also hired consultants to help with the marketing of its products. In 2003, the design of the Cablety was finalized, the initial production tool was completed and production of the Cablety began. At the present time, the re-design of the VersaCase and Stable power supply are near completion and the Company has produced several VersaCase and Stable prototypes. The tools and dies necessary to manufacture these products have been designed and engineered and "soft" tools have been produced in order to enable the Company to produce the prototypes. Funds are still required in order to finish product development, position the product, develop manufacturing and assembly operations and purchase the raw materials which will enable the Company to go into full-scale production of the VersaCase and Breeze power supply. Obviously, Breeze power supply and VersaCase products near completion, it will be necessary for the Company to hire additional staff in order to ramp up its ability to produce, market and distribute this product. The Company expects to continue to hire additional staff to meet its business challenges, as it gets closer to full-scale operations.

We expect that our initial revenues will primarily be derived from direct sales of our Cablety wire management system to major original equipment manufacturers (OEMs). We expect that substantially all of our revenue through the fourth quarter of 2007 will be derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. In addition to revenue derived from direct sales, we expect that revenue through indirect distribution channels will increase in future periods. Where strategically beneficial, we believe that we will be able to enter into strategic alliances with companies focusing on the development of computer peripherals, logic boards and power supplies. To date, we have not entered into any such alliances, and the creation of such alliances cannot be guaranteed.

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

RESULTS OF OPERATIONS


Year Ended December 31, 2006 compared to Year Ended December 31, 2005

We had no significant revenues in the year ended December 31, 2006 ("2006") or in the year ended December 31, 2005 ("2005"). In the fourth quarter 2003, we began to produce and sell the Cablety wire management system. We anticipate not being classified as a development stage enterprise sometime during 2007.

We incurred an operating loss of $345,857 in 2006, compared to an operating loss of $537,905 in 2005, a decrease of $192,048. The Company recorded less professional fees and repair and maintenance services in 2006 compared to 2005 due to a reduction in our use of these services employees. These are the primary reasons behind the decrease in our operating loss for 2006 as compared to 2005.

The Company had $48,765 in research and development expenses during the year ended December 31, 2006 as compared to $43,713 for the year ended
December 31, 2005. Mr. Jelinger performs many internal research and development functions for Unitrend of which he does not collect or accrue a salary. We believe that research and development expenses with outside firms will increase as we go forward due to the contract entered into with NPI to provide turnkey manufacturing of our product line. NPI along with Fitch, Inc. will complete product development, obtain agency approvals, engage in product positioning and manufacturing development. We anticipate this spending to continue to increase as we continue to produce the Cablety, our first product that was made available to the market in the fourth quarter of 2003 and for the final product development and production of the VersaCase and Breeze power supply. There was zero spent on tooling in 2006 and nothing spent on tooling and dies in 2005, we anticipate this to increase as we move forward.

Selling, general and administrative expenses consist primarily of salaries and related costs of marketing and customer support activities, legal services, and accounting services, information technologies, human resources, and executive expenses, as well as costs associated with trade shows, promotional activities, advertising and public relations. Legal services for the company consisted of salaries, filing fees, dues and subscriptions and new and ongoing patent and trademark filings and prosecution costs. Prosecution costs include those legal fees directly associated with the process of obtaining patents on inventions under the control of or otherwise originating from the Company. Finance, information technologies, human resources and executive expenses consisted of expenses relating to salaries, information systems expansion, professional fees, facilities expenses and other general corporate expenses. Our selling, general and administrative expenses decreased to $296,459 in 2006 from $493,344 in 2005, a decrease of 40%. This change was due primarily to a decrease in professional fees and repair and maintenance fees of approximately $172,000 during the year ended December 31, 2006 as compared to the year ended December 31, 2005. We expect that selling, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations domestically, initiate additional marketing programs, establish sales relationships and incur additional costs related to the growth of our business and our operations as a public company.

During 2006 and 2005, there were no stock options granted to non-employees under our 1999 Stock Option Plan. As of December 31, 2006, zero options remain exercisable by non-employee consultants at a strike price of $0.50
each.   During 2006, no options were exercised.

Accrued   payroll   and   related   taxes   increased   to   $1,168,965  at
December 31, 2006 as compared to $1,010,514 at December 31, 2005, respectively. Unitrend notified all Unitrend employees on January 1, 2001 that due to insufficient funding, payment of wages would cease for an undetermined amount of time and employees could remain, if they should choose to, on a voluntary basis. In 2002, Unitrend decided that payroll expense would resume and has accrued wages since then.


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

Unitrend incurred an operating loss of $537,905 in 2005, compared to an operating loss of $624,263 in 2004, a decrease of $86,358. The primary reasons behind the decrease in our operating loss for 2005 as compared to 2004 was a d ecrease in litigation expense, salaried wages and trade show expense. The Company incurred additional fees and interest on a settlement in 2004 as compared to nothing on this settlement in 2005.

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


LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily through private placements of equity securities, which provided aggregate net proceeds of approximately $2,630,000 and net loans from founder received from inception of $4,928,000. At December 31, 2006, our cash balance was $14. Since that date, we have received additional proceeds from founder's loans and the Company's cash position fluctuates. The Company expects founder's loans to continue funding the Company's operations until the time that such loans are not necessary. In 2005, Mr. Jelinger, our founder, forgave debt of $357,000. The cash requirement needed to complete production tooling, infrastructure, manufacturing development and marketing of the VersaCase, Stable power supply and Breeze power supply is approximately $4,200,000, of which zero has been contractually committed to as of December 31, 2006. Final product development of the Cablety began in January 2003 and production began in the fourth quarter 2003. Production of the Stable power supply and VersaCase could feasibly start in mid to late 2007 and would require approximately $5,000,000 to begin initial ramp-up production for a 90 day period.

Net cash used in operating activities for the years ended 2006 and 2005 was $255,555 and $936,310, respectively. Our net cash flow used in investing activities was zero in 2006 and 2005. Net cash inflow from financing activities was $255,278 in 2006 and $936,174 in 2005 and relates primarily to funds contributed to the Company by Mr. Jelinger.

Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. In December, 2000, the company filed an SB-2 registration statement with the Securities and Exchange Commission to register 4,000,000 shares of common stock, at $10.00 per share in a "Best Efforts" offering. The filing was declared effective on December 28, 2000. The purpose of the offering was to raise sufficient funds to enable the Company to commence manufacturing of its VersaCase product. Ultimately, the Company did not receive sufficient subscriptions to enable to commence manufacturing operations and the offering terminated with all funds returned to subscribers. Currently, the Company plans to raise sufficient funds through the advancement of monies by its founder and/or through a private placements. While funds advanced and raised from the founder may enable the Company to continue product development and commence out-source manufacturing, we cannot be certain that the founder will continue to fund our capital needs. Consequently, we may seek additional funding during the next 24 months through a SB-2 registration statement or private placements. There can be no assurance that any additional financing will be available on acceptable terms, if required. Moreover, if additional financing is not available, we could be required to reduce or suspend our operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to existing investors, or investors purchasing
stock offered  in  the anticipated secondary offering.   In the event that
neither of the capital-raising mechanisms described above result in timely usable proceeds to the Company, we may have a serious shortfall of
working capital.   We have experienced  in  the past,  and may continue to
experience, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

None



Item 7.     Financial Statements

                               UNITREND, INC.
                       (A Development Stage Company)

                              BALANCE SHEETS
                        December 31, 2006 and 2005


                                  ASSETS


(unaudited)                                      (unaudited)    (unaudited)
                                                    2006           2005
CURRENT ASSETS
  Cash                                          $        14    $       291
  Accounts Receivable                                   434            569
  Inventory - Finished Goods                         13,168         13,168
                                                 ----------     ----------
    Total Current Assets                             13,616         14,028

PROPERTY AND EQUIPMENT, at cost
  Land                                               67,485         67,485
  Building and improvements                         351,168        351,168
  Furniture and fixtures                             65,496         65,496
  Computer equipment                                151,055        151,055
  Computer software                                  46,719         46,719
  Automobiles                                        15,937         15,937
  Tooling and dies under construction               940,007        940,007
                                                 ----------     ----------
                                                  1,637,867      1,637,867
  Less accumulated depreciation                    (345,038)      (328,540)
                                                 ----------     ----------
    Net property and equipment                    1,292,829      1,309,327
                                                 ----------     ----------
OTHER ASSETS
  Patent licensing costs,
    net of accumulated amortization                  16,483         18,598
                                                 ----------     ----------

       TOTAL ASSETS                             $ 1,322,927    $ 1,341,953
                                                 ==========     ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITES
  Accounts payable                              $   541,882    $   510,176
  Accrued expenses                                1,051,468      1,006,477
                                                 ----------     ----------
    Total current liabilities                     1,593,350      1,516,653
                                                 ----------     ----------
NOTES PAYABLE - RELATED PARTIES                   1,105,347        850,068
                                                 ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value                      3,805,098      3,805,098
  Additional paid-in capital                      9,332,592      9,332,592
  Deficit accumulated in the development stage  (14,513,460)   (14,162,458)
                                                 ----------     ----------
     Total stockholders' equity (deficit)        (1,375,771)    (1,024,769)
                                                 ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY(DEFICIT)                                 $ 1,322,927    $ 1,341,953
                                                 ==========     ==========



                                 UNITREND, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005, 2004 and for the period from the inception date of September 27, 1994 to December 31, 2006

----------------------------------------------------------------------------------------------------------------------------------
                                         (unaudited)        (unaudited)        (unaudited)           (unaudited)
                                         Year Ended         Year Ended         Year Ended         September 27, 1994
                                         December 31,       December 31,       December 31,      (Date of Inception)
                                            2006              2005               2004           to December 31, 2006
                                       --------------     --------------     --------------     --------------------
Sales                                                     $          185     $        5,853     $              6,725

Cost of Sales                                    (632)            (1,033)            (9,038)                 (11,714)
                                       --------------     --------------     --------------     --------------------
Gross Loss                                       (632)              (848)            (3,185)                  (4,989)

Research and
  development expenses                        (48,765)           (43,713)                 -                 (658,993)

Selling, general
  and administrative expenses                (269,459)          (493,344)          (621,078)             (12,942,791)
                                       --------------     --------------     --------------     --------------------
Operating loss                               (345,857)          (537,905)          (624,263)             (13,606,774)

Other income                                        -                  -           (546,875)                (546,875)

Interest income                                     -                  -                  -                    1,546

Interest expense                               (5,145)            (7,615)           (14,541)                (337,389)
                                       --------------     --------------     --------------     --------------------
Net loss before cumulative
  effect of change in
  accounting principle                       (351,002)          (545,520)        (1,185,679)             (14,489,492)

Cumulative effect of change
  in accounting principle                           -                  -                  -                  (23,968)
                                       --------------     --------------     --------------     --------------------
Net loss                               $     (351,002)    $     (545,520)    $    1,185,679     $        (14,513,460)
                                       ==============     ==============     ==============     ====================
Basic and diluted loss per share:

Before cumulative effect of
  change in accounting
  principle                            $        (0.00)    $        (0.01)    $        (0.02)    $              (0.21)

Cumulative effect of change in
  accounting principle                              -                  -                  -                        -
                                       --------------     --------------     --------------     --------------------
Net loss                               $        (0.00)    $        (0.01)    $        (0.02)    $              (0.21)
                                       ==============     ==============     ==============     ====================
Weighted average shares
 outstanding used to compute
 basic and diluted loss
 per share                                 70,390,770         70,390,770         70,371,770               68,672,349
                                       ==============     ==============     ==============     ====================



                                 UNITREND, INC.
                        (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the Years Ended December 31, 2006, 2005 and 2004
                                  (unaudited)

                                                                 Deficit
                                                               Accumulated
                            Common Stock         Additional    During  the
                         ------------------       Paid-in      Development
                        Shares       Amount       Capital         Stage         Total
                      ----------   ----------    ----------   -------------   ----------
BALANCE -
DECEMBER 31, 2003     70,371,770   $3,795,598   $8,601,683    (12,431,259)    $ (33,978)

Exercise of stock
  options at $0.50
  per share on
  January 14,2004         19,000        9,500                                     9,500

Majority stockholder
  forgives loans on
  March 31, 2004                                   136,832                      136,832

Majority stockholder
  forgives loans on
  June 30, 2004                                    237,077                      237,077

Net loss - 2004                                                (1,185,679)   (1,185,679)
                      ----------   ----------   ----------   ------------    ----------
BALANCE -
DECEMBER 31, 2004     70,390,770   $3,805,098   $8,975,592   $(13,616,938)   $ (836,248)
                      ----------   ----------   ----------   ------------    ----------

Majority stockholder
  forgives loans on
  June 30, 2005                                    357,000                      357,000

Net loss - 2005                                                  (545,520)     (545,520)
                      ----------   ----------   ----------   ------------    ----------
BALANCE -
DECEMBER 31, 2005     70,390,770   $3,805,098   $9,332,592   $(14,162,458)  $(1,024,769)
                      ----------   ----------   ----------   ------------   -----------
Net loss - 2006                                                  (351,002)     (351,002)
                      ----------   ----------   ----------   ------------    ----------
BALANCE -
DECEMBER 31, 2006     70,390,770   $3,805,098   $9,332,592   $(14,513,460)  $(1,375,771)
                      ==========   ==========   ==========   ============    ==========



                                 UNITREND, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
   For the Years Ended December 31, 2006, 2005, 2004 and for the period from the inception date of September 27, 1994 to December 31, 2006

                                          (unaudited)   (unaudited)    (audited)       (unaudited)
                                                                                    September 27, 1994
                                          Year Ended    Year Ended    Year Ended    (Date Of Inception)
                                          December 31,  December 31,  December 31,     December 31,
                                             2006          2005          2004              2006
                                        ------------  -------------  -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $ (351,002)   $  (545,520)   $(1,185,679)    $ (14,513,460)
                                         -----------   ------------    -----------     -------------

Adjustments to reconcile net loss to
   net cash used in operating activities:
    Change in accounting principle                 -              -              -            23,968
    Options issued for services                    -              -              -         5,326,989
    Depreciation & amortization               18,614         18,619         19,890           391,500
    Loss on disposal of property
     and equipment                                 -              -        595,750           608,643
    Bad debt                                       -              -              -            42,157
    Accrued interest income                        -              -              -            (3,091)
    Common stock issued for services               -              -              -            10,000
  Increase in operating assets:
    Accounts receivable                          136           (185)          (384)             (434)
    Inventory                                      -         (9,405)         6,888           (13,168)
    Prepaid expenses                               -              -              -                 -
  Increase in operating liabilities:
    Accounts payable                          31,706       (197,025)        83,575           541,882
    Accrued expenses                          44,991       (202,794)        36,838         1,267,158
                                          ----------    -----------     ----------      ------------
    Total adjustments                         95,447       (390,790)       742,557         8,195,605
                                          ----------    -----------     ----------      ------------
  Net cash used in operating activities     (255,555)      (936,310)      (443,122)       (6,317,855)
                                          ----------    -----------     ----------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for patent licensing costs               -              -              -           (31,723)
  Purchase of property and equipment               -              -        (28,600)       (2,277,022)
  Proceeds from sale of property and
   equipment                                       -              -              -            10,941
  Loans to related parties                         -              -              -           (18,191)
  Loans to other entities                          -              -              -           (23,916)
  Repayment from employee                          -              -              -             3,041
  Payment of organizational cost                   -              -              -           (30,168)
                                         -----------    -----------    -----------      ------------
  Net cash provided by (used in )
   investing activities                            -              -        (28,600)       (2,367,038)
                                         -----------    -----------    -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of loan costs                            -              -              -            (5,448)
  Loans from stockholder                     255,278      1,107,221        473,755         4,928,442
  Proceeds from note payable                       -              -              -           290,000
  Payment on note payable                          -       (171,047)       (14,283)         (290,000)
  Proceeds from sale of common stock
   and exercise of stock options                   -              -          9,500         2,629,063
  Payments for stock recissions                    -              -              -          (134,170)
  Sale of stock subject to recission
   for cash                                        -              -              -         1,267,020
                                         -----------    -----------    -----------      ------------
  Net cash provided by financing
   activities                                255,278        936,174        468,972         8,684,907
                                         -----------    -----------    -----------      ------------

    Net increase (decrease) in cash             (277)          (136)        (2,751)               14

Cash - beginning of period                       291            427          3,178                 -
                                         -----------    -----------    -----------      ------------
Cash - end of period                     $        14    $       291           $427                14
                                         ===========    ===========    ===========      ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Cash paid during the period
     Interest                            $     5,145    $     6,113    $     7,069      $    184,940




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                  PART III

Item 9.     Directors, Executive Officers and Key Employees

            Name               Age      Position with the Company

    Conrad  A.H. Jelinger      54       President, Chief Executive Officer,
                                        Chairman, interim CFO and Director

    Robert J. Hayes            51       Director

    Martha A. Moloney          69       Director


Conrad A. H. Jelinger.

Conrad A.H. Jelinger is the founder of Unitrend and has been Chairman, President and CEO of the Company since its inception in 1996. Mr. Jelinger has over 36 years of experience in the technical and computer industry. This includes serving as President and CEO of Server Systems Technologies from September 1994 to April 1996. Mr. Jelinger attended the University of Toledo, where he studied Business Administration and International Finance. He also completed technical and electronics training while serving in the United States Navy. Mr. Jelinger is one of our executive officers.


Robert J. Hayes.

Robert J. Hayes became a member of the Board of Directors in March 2000. Mr. Hayes joined NPI in 2002 to enhance design efforts by ensuring seamless integrations of capabilities, expertise and resources with manufacturers. He is involved in all phases of the NPI Process - from conceptualization through production-contributing a unique, creative approach to engineering alternatives and solutions. Prior to joining NPI, Mr. Hayes directed the Product Development Group including Industrial Design, Mechanical and Electrical Engineering, for Fitch USA where his project involvement included work for such companies as Amway, BioImage (a Kodak company), Ciba Corning Diagnostics Corp., Compaq, Diebold, Lear Siegler Seymour, Rubbermaid and Lionel. He is named on numerous design and utility patents. Mr. Hayes holds a B.S. in Mechanical Engineering from Cleveland State University.


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


                                          No. of shares
Name and                                    Underlying     Other Annual
Principal Position        Year    Salary    Bonus   Options Compensation
---------------------------------------------------------------------------
Conrad A.H. Jelinger      2006   $    --   $    --      --       $    --
CEO, President,           2005   $    --        --      --            --
Chairman, interim CFO     2004   $    --        --      --            --
                          2003   $    --        --      --            --


Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's shares of common stock as of April 30, 2007, by (i) all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) all Directors; and (iii) all Officers and Directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the common stock beneficially owned.


                                               Beneficial Ownership
                                               --------------------
Stockholder                              Number of shares      Percent (1)
                                         ----------------      ----------

Conrad A.H. Jelinger                        43,333,045(2)         58.5%
 4665 West Bancroft
 Toledo, OH  43615

Eric V. Jelinger                             7,750,000            10.5%
 4665 West Bancroft
 Toledo, OH  43615

Martha Moloney                                  95,800             0.1%
 4665 West Bancroft
 Toledo, OH  43615

Total for Beneficial Owners
and Management                              51,178,845            69.1%


   (1) Percentages are calculated to include all outstanding securities and securities deemed outstanding pursuant to Rule 13d-3 (d)(1) under the Securities Exchange Act of 1934.

   (2) Total includes 23,810 options that are fully vested and subject To exercise.


Item 12.    Certain Relationships and Related Transactions

None
PART IV

Item 13.    Exhibits and Reports on Form 8-K

     (a)  List of Exhibits
          99.  Additional Exhibits
          Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit
Number                             Document
2.1 Articles of Merger for the Merger of Unitrend, Inc., and Server Systems Technologies, Inc. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
2.2 Articles of Merger for the Merger of Unitrend, Inc., an Ohio corporation, and Unitrend, Inc., a Nevada corporation.
       (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
3.1 Articles of Incorporation of Unitrend, Inc. and Amendments. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
3.2 By-Laws of Unitrend, Inc.. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
4.1 Lock-up Agreement between Unitrend, Inc. and Eric Jelinger. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.1 1999 Equity Incentive Plan. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.2 Form Stock Option Agreement (Employee). (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.3 Form Stock Option Agreement (Non-Employee/Non-Qualified). (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.4 Cash Incentive Plan. (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.5 Employment Agreement, Non-compete Agreement and Trade Secret Agreement between the Company and Conrad A.H. Jelinger
      (incorporated  by  reference  from  the  Company's  Form 10-12B filed
       March 30, 2000)
10.10 Option Agreements between the Company and Martha Moloney (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.11 Promissory Note for the purchase of the property located at 4665 W. Bancroft, Toledo, Ohio (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.12 Mortgage for the property located at 4665 W. Bancroft, Toledo, Ohio (incorporated by reference from the Company's Form 10-12B filed
       March 30, 2000)
10.13 Promissory Note from the Company given to Conrad Jelinger for the year ending 1998 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.14 Promissory Note from the Company given to Conrad Jelinger for the year ending 1999 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.15 Joint Venture Agreement between Unitrend, Inc., and Jon Osborne (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.16 Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1998 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)
10.17 Promissory Note given to the Company from Osborne Manufacturing, for the year ending 1999 (incorporated by reference from the Company's Form 10-12B filed March 30, 2000)


                                 SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                UNITREND, INC.

Date:	April 30, 2007		By:	/s/ Conrad A.H Jelinger
                              __________________________________
					Conrad A.H. Jelinger, President,
                              Chief Executive Officer, Chairman,
                              interim CFO and Director
                              (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/  Conrad A.H.Jelinger

______________________________________
Conrad A.H. Jelinger,
President, Chief Executive Officer,
Chairman, interim CFO and Director
(Principal Executive and Financial Officer)

Date: 04/30/07



/s/  Martha A. Moloney

_______________________________          _______________________________
Martha A. Moloney,                       Robert J. Hayes,
Director                                 Director

Date:  04/30/07